Form 10-Q
period 1995-09-30
REPUBLIC LEASING INC
filed 1995-11-09
CIK 761682

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial statements filed as a part of this report (included in Appendix A):

Balance Sheet as of September 30, 1995 and March 31, 1995
Statement of Operations for the three and six months ended
  September 30, 1995 and 1994
Statement of Cash Flows for the three and six months ended
  September 30, 1995 and 1994
Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Approximately two and a half years ago, the Company began developing a new lease product: Dealer-Direct Retail Leasing ("DDRL"). This new program is a signi-ficant change in the way the Company markets, performs credit analysis, finances and services leases. The Company is leaving the commercial equipment and vehi-cle leasing market and entering the retail consumer automobile leasing segment of the automobile financial services sector of the market. As a result, the Company has committed significant personnel time and financial resources to its development of the DDRL program. Throughout fiscal 1995 and 1994, management was identifying key personnel, developing internal policies and procedures, enhancing data processing systems, developing the marketing and pricing liter-ature for the Dealers, obtaining the necessary financing, and testing system capabilities and capacities. During the first half of fiscal 1996 and into the third quarter, management was in the process of opening a revolving credit facility with Bank One, Columbus, NA (in July), creating (in July) the special purpose companies and combination origination-and issuer-trust (a "Carlson Trust") to enable ABS lease securitizations, closing (in August) the preferred stock offering needed to begin operations under the program, recruiting (in July and August) additional marketing personnel necessary to adequately service the Washington market, and commencing initial operations.

On August 17, 1995, the company began full-scale DDRL activities with initial local marketing representation in Olympia, Tacoma and Spokane, Washington.
Later the Company added representation in Seattle, Washington, and it is now recruiting marketing representatives in Oregon and Idaho. As a Dealership is signed to a non-exclusive contract and as it develops customers interested in leasing through Republic, the Dealership sends credit applications to the Com-pany, which are reviewed with the assistance of the Company's proprietary credit scoring system, developed by Fair, Isaac, which is used in conjunction with Republic's Lease Accounting and Securitization Income Reporting ("LASIR") system to evaluate, capture and track the lease transaction. While the industry stan-dard for application review and response is approximately one hour, the Company is generally responding within 30 minutes to an application unless questions occur which require a response from the Dealer. In October, the Company intro-duced a new service, Republic Gold, which allows selected Dealers to make instantaneous credit approvals on the Company's behalf after determining the customer's credit-worthiness by comparing certain customer attributes to a set of simplified and objective standards.

The Company has agreed (in September) with First Community Bank to provide access to the Automated Clearing House payment system ("ACH") to allow its customers to make their monthly lease payments automatically and to enable the Company to electronically make payments to its Dealers for the leased vehicles. The Company has agreed (in November) with Northwestern Trust and Investors Advisory Co., Inc. to provide trustee services to the Company's special-purpose affiliate (WESTAR) which is intended to facilitate securitization of the leases through an arrangement provided to the Company through The Industrial Bank of Japan ("IBJ").

In anticipation of public trading of its common shares, in September the Company registered under the Securities and Exchange Act of 1934. The Company agreed (in September) with Pacific Crest Securities that Pacific Crest will become a market maker in the Company's registered common shares, that Pacific Crest will act as an exclusive investment banking representative in an anticipated private placement, and that Pacific Crest will act as lead underwriter or co-manager of any public equity offering during a specified period of time.

In November, the Company began its initial draw-down under the $12 million, three-year Bank One warehouse facility.

The decrease in revenues during the second quarter of fiscal 1996 as compared to the same quarter in the previous year is primarily due to a decrease in lease sales to other institutions in the second quarter of fiscal 1996 . The increase in revenues in the first half of fiscal 1996 were a result of sales of commer-cial leases during the first quarter of fiscal 1996. During that period, the Company recorded $885 thousand in revenues from leases sold to a preferred stockholder, T&W Leasing, Inc. ("T&W"), through a program implemented in October, 1994. There were no similar sales during the first quarter of fiscal 1995 and only limited sales during the first half of fiscal 1995. Leases sold to T&W in the first quarter of fiscal 1996 represented substantially all of the remaining leases in the Company's commercial lease portfolio and reflects the Company's intent to commit virtually all of its resources to the DDRL program. The Company has retained the servicing of the leases sold.

Direct costs also decreased significantly in the second quarter of fiscal 1996 as compared to the same quarter of the prior year due, again, to the decrease in leases retained compared to the year earlier. Decreases in depreciation expense, interest expense and the provision for credit losses are a result of the smaller commercial lease portfolio. For the first half of fiscal 1996 direct costs decreased proportionately due to greater margins achieved through higher pricing on the sale of leases.

General and administrative expenses increased $75 thousand (12%) during the second quarter of fiscal 1996 from the year earlier primarily as a result of increased overhead related to expansion of the DDRL efforts. Management expects the current level of general and administrative expense, designed to support increased operations as additional dealers are signed to the program, will increase only slightly in the near future as the Washington market is fully assimilated, but will grow further when expansion outside of Washington occurs.

In June 1995, the Company negotiated an early termination of certain non-recourse debt resulting in the gain on extinguishment, net of tax, of $44 thousand which has been recorded as an extraordinary item in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Assets decreased from the prior year due to sales of commercial leases in the first quarter of fiscal 1996. This redeployment of assets and reduction of liabilities in anticipation of full scale DDRL activities resulted in a substan-tial increase in cash provided by investing activities as sold commercial leases were not replaced by investments in new commercial leases and a decrease in cash provided by financing activities as the proceeds from sales were used to reduce bank borrowings. The Company intends to finance many of those same assets in the Bank One facility prior to securitization.

In December 1993, the Company's Board of Directors designated a series of redeemable preferred stock and has since designated three additional series for a total authorized redeemable preferred stock capital of $4.3 million. Three of the series have similar rights and preferences. The fourth series is similar but is entitled to nominate and elect a director to the Board. Initial proceeds from the preferred stock offerings were used for the development of DDRL and to fund current operations and initial lease originations during the development period. In anticipation of increased DDRL activity and the initial funding from the Bank One facility, the Company also used proceeds from the sale of preferred stock to pay down the bank borrowings which supported the remaining commercial lease portfolio and some of the initial DDRL leases created in the market test during 1994 and 1995. Future proceeds will be used for current operations, fur-ther development needs of DDRL and the equity portion of the Company's invest-ment in leased assets. Subsequent to year end, the Company issued an additional $1.475 million of redeemable preferred stock and expects to issue up to an addi-tional $975 thousand in the third quarter of fiscal 1996.

Liquidity sources for current operating needs (including interest on bank bor-rowings, dividends on preferred stock and general and administrative expenses) consist primarily of future lease payments and residuals and the right to borrow against leases from the warehouse facility. In addition, the Company has the ability to sell the stream of payments and underlying assets of leases in its portfolio as a means of supplementing current cash needs. Further, the Company intends to securitize its production of consumer leases as soon as it has acquired a sufficient quantity of leases. The proceeds from the preferred stock offerings coupled with the Bank One warehouse facility will provide the funds necessary for acquisition of new lease originations. The net proceeds from the securitizations in the IBJ facility of up to $100 million will also provide funds for current operations and future lease originations.

It is the opinion of management that, as of September 30, 1995, the liquidity sources discussed above are sufficient to meet the Company's liquidity needs for fiscal 1996 operations and for purchases of leases in the normal course of business.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

The shareholders passed a resolution amending the Designation of Rights and Preferences ("Designations") for the Series 1, 2 and 3 Preferred Shares and approving the Designation of the Series 4 Preferred Shares.

The amendment to the Series 1, 2 and 3 Preferred Shares grants the preferred shareholders the right to elect the Board of Directors in the event of the occurrence of certain defaults of the provisions of the Designations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1994 Annual Meeting of Shareholders was held on September 25, 1995. R.W. Christensen, Jr. was re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were Cathy L. Carlson, Joel I. Davis, Robert L. Lovely and Charles S. Seel.

Other matters voted upon at the meeting included adoption of the Company's 1994 Stock Option Plan and an amendment to the Company's Articles of Incorporation which granted the outstanding preferred stock shareholders the right to call a special meeting of shareholders and to elect a majority of the Company's Board of Directors upon the occurrence of certain events.

The number of votes cast for, against, withheld or abstained, as applicable, for the various matters voted upon are summarized in the following table:

       Director             Stock Option Plan             Articles of Inc.
   ----------------   ----------------------------  ----------------------------
     For      W/H       For    Against   Abstained    For    Against   Abstained
   -------   ------   -------  -------   ---------  -------  -------   ---------
   421,012   35,510   386,361   49,161     21,000   396,911   41,311    18,300

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) No exhibits required.

b) The Company filed a report on Form 8-K on September 22, 1995. The Company reported two items under Item 5, Other Events: 1) Pacific Crest Securities' agreement to commence market making activities for the Company's common stock on November 12, 1995 and 2) an agreement with Pacific Crest Securities ("PCS") whereby PCS will act as the exclusive investment banking representative and financial advisor to the Company to raise non-bank, non-ABS capital for the Company.


                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                         REPUBLIC LEASING INCORPORATED




November 8, 1995                         R. W. Christensen, Jr., President
(Date)                                   (Signature)


November 8, 1995                         C. L. Carlson, Vice President, Finance
(Date)                                   (Signature)

APPENDIX A
                           Consolidated Balance Sheet
                   as of September 30, 1995 and March 31, 1995
                                   (Unaudited)

                                                     September 30     March 31
Cash                                                 $    89,349   $    55,277
Accounts receivable, net of allowance
  for credit losses                                      216,096       157,370
Due from affiliate                                        79,495        43,526
Lease receivables                                                      124,233
Lease repurchase agreements                            1,080,538     1,133,992
Net investment in direct finance leases, net of
  allowance for credit losses                            869,823     1,789,712
Equipment held for lease, net of accumulated
  depreciation                                            42,089       199,157
Deferred Federal income tax asset                        603,551       451,664
Other assets                                             433,271       356,077
                                                       ---------     ---------
Total Assets                                         $ 3,414,212   $ 4,311,008
                                                       =========     =========


Accounts payable                                     $   164,662   $   123,027
Notes payable to banks:
Recourse                                                             1,485,773
Nonrecourse                                                            394,835
Amounts payable under lease repurchase agreements      1,072,332     1,129,031
Other                                                     61,291       129,907
                                                       ---------     ---------
Total Liabilities                                      1,298,285     3,262,573
                                                       ---------     ---------

Redeemable Preferred Stock                             3,275,000     1,800,000

Common Stock:
Par Value                                                    690           690
Additional paid in capital                               794,505       794,505
Accumulated deficit                                   (1,954,268)   (1,546,760)
                                                      ----------     ---------
Common stock equity                                   (1,159,073)     (751,565)
                                                       ---------     ---------
Total Assets and Stockholders' Equity                $ 3,414,212   $ 4,311,008
                                                       =========     =========

                     Consolidated Statement of Operations
        For the three and six months ended September 30, 1995 and 1994
                                 (Unaudited)


                                     Three Months Ended      Six Months Ended
                                       1995      1994         1995        1994
Revenues:
Earned income-direct financing
  leases                           $  18,130  $ 104,209     $ 63,466  $ 191,370
Operating leases                       4,659     72,562       21,908    150,378
Earned income-lease receivables           76      9,035        2,913     21,573
Proceeds from sales of equipment
  and leases                         171,592    468,172    1,090,662    612,286
Other income                          40,699     29,911       71,744     95,443
                                     -------    -------    ---------    -------
Total revenues                       235,156    683,889    1,250,693  1,071,050
                                     -------    -------    ---------  ---------

Direct Costs:
Depreciation of equipment
  held for lease                       1,766     40,972       11,404     88,916
Interest                              12,342     97,009       55,562    174,516
Cost of equipment and leases sold    138,072    466,940    1,065,673    583,457
Provision for (recovery of)
  credit losses                        4,142     23,364      (26,108)    52,356
Other                                  2,752      4,576        9,512      7,454
                                     -------    -------    ---------    -------
Total direct costs                   159,074    632,861    1,116,043    906,699
                                     -------    -------    ---------    -------
Net revenue over direct costs         76,082     51,028      134,650    164,351

General and administrative expenses  360,310    284,989      652,900    620,302
                                     -------    -------    ---------    -------
Loss before income tax benefit
  and extraordinary item            (284,228)  (233,961)    (518,250)  (455,951)

Deferred Federal income tax benefit   94,731                 174,407
                                     -------    -------      -------    -------
Loss before extraordinary item      (189,497)  (233,961)    (343,843)  (455,951)

Gain on extinguishment of debt,
  net of deferred tax                                         43,714
                                     -------    -------      -------    -------
Net Loss                            (189,497)  (233,961)    (300,129)  (455,951)

Dividends on redeemable
  preferred stock                    (62,711)   (21,391)    (107,379)   (47,903)
                                     -------     -------     -------    -------
Net loss applicable to
  common stock                     $(252,208) $(255,352)   $(407,508) $(503,854)
                                     =======    =======      =======    =======

Net loss per share                    $ (.37)    $ (.37)      $ (.59)    $ (.73)
                                         ===        ===          ===        ===

                      Consolidated Statement of Cash Flows
              For the six months ended September 30, 1995 and 1994
                                   (Unaudited)

                                                            1995        1994

Net cash provided by (used in) operating activities    $ (300,129)  $  (54,237)
                                                          -------     --------
Cash flows from investing activities:
Recovery of equipment costs and residual interests      1,207,670    1,369,081
Purchases of equipment for lease                         (147,692)  (2,810,431)
Other                                                     (82,431)    (102,459)
                                                        ---------    ---------
Cash (used in) provided by investing activities           977,547   (1,543,809)
                                                        ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of redeemable preferred stock    1,475,000      300,000
Additions to notes payable to banks                                  1,135,205
Proceeds from leases sold under repurchase obligations    115,850    1,179,644
Payments on notes payable to banks                     (1,880,608)  (1,110,093)
Dividends paid on preferred stock                         (82,375)     (62,010)
                                                        ---------    ---------
Cash provided by financing activities                    (372,133)   1,442,746
                                                        ---------    ---------
Increase (decrease) in cash                                34,072     (155,300)

Cash:
Beginning of period                                        55,277      183,852
                                                        ---------    ---------
End of period                                          $   89,349   $   28,552
                                                        =========    =========


NOTES TO FINANCIAL STATEMENTS

1. The 1995 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, the Westar Lease Origination Trust, a Washington busi-ness trust who's beneficiary is WestAF and Westar Lease Services, Inc., also a 100%-owned subsidiary of the Company. All of which are newly formed entities in July 1995. The statements for the three and six months ended September 30, 1995 and 1994, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of an-nual financial statements. In the opinion of Management, all adjustments (con-sisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended September 30, 1995, are not neces-sarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $85,876 and $171,924 for the six months ended September 30, 1995 and 1994, respectively.

3. Earnings per share are computed using the weighted-average number of common shares outstanding. Net loss used in the computation of earnings per share has been increased to include the required amount of dividends on the redeemable preferred stock of $107,379 and $47,903 for the six months ended September 30, 1995 and 1994, respectively. Earnings per share does not include common stock warrants or common stock options as the effect would be anti-dilutive.