Form 10-Q/A
period 1995-09-30
REPUBLIC LEASING INC
filed 1995-12-18
CIK 761682

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AMENDMENT TO FORM 10-Q
                       For Quarter Ended:  June 30, 1995


                         REPUBLIC LEASING INCORPORATED
             (Exact name of registrant as specified in its charter)

                 Filed pursuant to Section 12, 13, or 15(d) of
                           the Securities Act of 1934


The undersigned registrant hereby amends the following items, financial state-ments, exhibits or other portions of its FORM 10-Q for the quarter ended September 30, 1995, as set forth in the pages attached hereto:

              Facing Page
              Item 6.  Exhibits      Exhibit 27.  Article 7 FDS for 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


November 8, 1995                         C. L. Carlson, Vice President, Finance
(Date)                                   (Signature)



                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  June 30, 1995

Commission File Number:  2-95465-S

                         REPUBLIC LEASING INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                              91-1467823
    (State or other jurisdiction of     (IRS Employer Identification Number)
     Incorporation or organization)

            The Republic Building;  Olympia, WA               98501
          (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (206) 754-6227


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X          No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Common Stock                                690,250
                Class                   Number of Shares Issued at June 30, 1995


Total of Sequentially Numbered Pages:  8