Form 10-Q
period 1995-12-31
REPUBLIC LEASING INC
filed 1996-02-15
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  December 31, 1995

Commission File Number:  2-95465-S

                         REPUBLIC LEASING INCORPORATED
             (Exact name of registrant as specified in its charter)

               Delaware                              91-1467823
    (State or other jurisdiction of     (IRS Employer Identification Number)
     Incorporation or organization)

            The Republic Building;  Olympia, WA               98501
          (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (360) 754-6227


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X          No  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Common Stock                                690,250
                Class              Number of Shares Issued at December 31, 1995


Total of Sequentially Numbered Pages:  10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial statements filed as a part of this report (included as Exhibit A):

Balance Sheet as of December 31, 1995 and March 31, 1995
Statement of Operations for the three and nine months ended
  December 31, 1995 and 1994
Statement of Cash Flows for the three and nine months ended
  December 31, 1995 and 1994
Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

In October, 1995 the Company began full-scale operations in its new Dealer Direct Retail Leasing program ("DDRL"). The Company exited the commercial equipment and vehicle leasing market and entered the retail consumer automobile leasing segment of the automobile financial services sector; it's focus is on the prime credit segment, where the Company believes long term default rates will be minimal. As a result, the Company has committed essentially all of its personnel and financial resources to the DDRL program. This new program is a significant change in the way the Company markets, performs credit analysis, and finances and services leases. Throughout fiscal 1995 and 1994, management identified key personnel, developed internal policies and procedures, enhanced data processing systems, developed the marketing and pricing literature for the Dealers, obtained the necessary financing, and tested system capabilities and capacities. During the first half of fiscal 1996, management opened a revolving credit facility with Bank One, Columbus, NA (in July); created (in July) the special purpose companies and combination origination- and issuer-trust (a "Carlson Trust") to enable ABS lease securitizations; closed (in August) the preferred stock offering needed to begin operations under the program, recruited (in July and August) additional marketing personnel necessary to adequately service the Washington market, and commenced initial operations.

The company began full-scale DDRL activities with initial local marketing representation in Olympia, Tacoma and Spokane, Washington. Later the Company added representation in Seattle, Washington, and late in the quarter added representation in Oregon and Idaho. Dealerships sign non-exclusive contracts. The dealerships send customer credit applications to the Company, which are reviewed with the assistance of the Company's proprietary credit scoring system, developed by Fair, Isaac, which is used in conjunction with Republic's Lease Accounting and Securitization Income Reporting ("LASIR") system to evaluate, capture and track lease transactions. While the industry standard for application review and response is approximately one hour, the Company is generally responding within 30 minutes to an application unless questions occur which require a response from the Dealer. In October, the Company introduced a new service, Republic Gold, which allows selected Dealers to make instantaneous credit approvals on the Company's behalf after determining the customer's credit-worthiness by comparing certain customer attributes to a set of simplified and objective standards.

The Company arranged in September to provide access to the Automated Clearing House payment system ("ACH") to allow its customers to make their monthly lease payments automatically and to enable the Company to make payments for the leased vehicles electronically to its Dealers. In October, the Company transferred ownership of its subsidiary, Westar Lease Services, Inc. ("WESTAR"), to a non-affiliated entity, Northwestern Trust and Investors Advisory Co., Inc.
("NW Trust"). NW Trust will provide the trustee services to the Company's "Carlson Trust". The Company intends to use its "Carlson Trust" to facilitate securitization of up to $100 million of leases through an arrangement provided to the Company by The Industrial Bank of Japan ("IBJ").

By December 31, 1995, the Company had signed 60 Dealers, representing more than 15% of the Washington market, to non-exclusive contracts. The Company originated more than $2 million of new leases in the first quarter of full-scale operations, which management believes reflects an ability to compete in its market. To fund the leases, the Company initiated operations of its "Carlson Trust," which is designed to be a bankruptcy remote vehicle, and began drawing upon its $12 million warehouse facility at Bank One.

In anticipation of public trading of its common shares, in September the Company registered under the Securities and Exchange Act of 1934. The Company agreed (in September) with Pacific Crest Securities that Pacific Crest would become a market maker in the Company's registered common shares, that Pacific Crest would act as an exclusive investment banking representative in an anticipated private placement, and that Pacific Crest will act as lead underwriter or co-manager of any public equity offering during a specified period of time. Initial trading in the Company's common stock commenced on November 28, 1995 on the NASD OTC under the symbol "REPH".

The decrease in revenues during the three and nine-month period ended September 30, 1996 as compared to the like period of the prior year was a result of a de-crease in sales of commercial leases during the second and third quarters of fiscal 1996. During its first fiscal quarter of 1996, the Company recorded $885,000 in revenues from leases sold to a preferred stockholder, T&W Leasing, Inc. ("T&W"), through a program implemented in October 1994. Leases sold to T&W in the first quarter of fiscal 1996 were substantially all of the remaining leases in the Company's commercial lease portfolio and reflected the Company's commitment of virtually all of its resources to the DDRL program. The Company has retained the servicing of the leases sold.

Direct costs also decreased significantly in the three and nine months ended December 31, 1996 as compared to the like periods of the prior year due, again, to the decrease in commercial leases retained. Decreases in depreciation ex-pense and interest expense are a result of the smaller commercial lease port-folio. The increase in the provision for credit losses during the third fiscal quarter of 1996 reflects the increase in DDRL volumes in the current quarter, while a credit in an earlier quarter reflects the sale without recourse of a significant portion of the commercial portfolio. For the first three quarters of fiscal 1996, direct costs decreased proportionately to the reduction in revenues caused by the change in business from commercial leasing to DDRL.

General and administrative expenses increased $151,000 (60%) during the third quarter of fiscal 1996 from the previous year primarily as a result of increased overhead related to expansion of the DDRL efforts, particularly legal expenses incurred in the structuring of the Carlson Trust and the full impact of increased marketing resources. Management expects the current level of general and administrative expense, designed to support increased operations as additional dealers are signed to the program, will increase only slightly in the near future as the Washington market is fully assimilated; however, it will grow further as expansion outside of Washington occurs.

In June 1995, the Company negotiated an early termination of certain nonrecourse debt resulting in the gain on extinguishment, net of tax, of $44,000 which has been recorded as an extraordinary item in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Assets increased from the prior year due to the effect of initial DDRL volumes. This redeployment of assets and increase of liabilities coincident with full-scale DDRL activities, resulted in a substantial increase in cash used by investing activities as investments in new DDRL leases increased as well as an increase in cash provided by financing activities as the purchases were financed through warehouse bank borrowings.

In December 1993, the Company's Board of Directors designated a series of redeemable preferred stock and has since designated three additional series for a total authorized redeemable preferred stock capital of $4.3 million. Three of the series have identical rights and preferences. The Series 4 is similar but is also entitled to nominate and elect a director to the Board. Initial proceeds from the preferred stock offerings were used for the development of DDRL and to fund current operations and initial lease originations during the development period. In anticipation of increased DDRL activity and the initial funding from the Bank One facility, the Company also used proceeds from the sale of preferred stock to pay down the bank borrowings which supported the remaining commercial lease portfolio and some of the initial DDRL leases created in the market test during 1994 and 1995. The four series of redeemable preferred stock have been fully subscribed and those shares for which a purchase was not completed in the third quarter ($900,000) are scheduled for completion in the fourth quarter of fiscal 1996. Proceeds will be used for current operations, further development needs of DDRL and the equity portion of the Company's investment in leased assets.

Liquidity sources for current operating needs (including interest on bank bor-rowings, dividends on preferred stock and general and administrative expenses) consist primarily of future lease payments and residuals and the right to borrow against leases from the warehouse facility. Proceeds from the preferred stock offerings coupled with the Bank One warehouse facility will provide the funds necessary for acquisition of new lease originations. Further, the Company in-tends to securitize its production of consumer leases as soon as it has acquired a sufficient quantity of leases, (the initial securitization is expected in the first quarter of fiscal 1997). The net proceeds from the securitization will primarily be used to pay down the warehouse facility but will also provide funds for current operations and future lease originations.

It is the opinion of management that, as of December 31, 1995, the liquidity sources discussed above are sufficient to meet the Company's needs for fiscal 1996 operations and for purchases of leases in the normal course of business.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

The shareholders passed a resolution amending the Designation of Rights and Preferences ("Designations") for the Series 1, 2 and 3 Preferred Shares and approving the Designation of the Series 4 Preferred Shares.

The amendment to the Series 1, 2 and 3 Preferred Shares grants the preferred shareholders the right to elect the Board of Directors in the event of the occurrence of certain defaults of the provisions of the Designations. Holders of Series 4 Preferred Shares are entitled under most circumstances to elect one Director to the Company's Board.

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

The Company's 1995 Annual Meeting of Shareholders was held on October 30, 1995. Cathy L. Carlson and Robert L. Lovely were re-elected to the Board of Directors for three-year terms. Directors whose terms of office continued subsequent to the meeting were R. W. Christensen, Jr., Joel I. Davis and Charles S. Seel.

The ratification of BDO Seidman, LLP as the Company's independent accountants for the year ended March 31, 1996, was also voted upon at the 1995 Annual Meeting.

The number of votes cast for, against, withheld or abstained, as applicable, for the various matters voted upon at the 1995 Annual Meeting are summarized in the following table:

   Director Carlson     Director Lovely              BDO Seidman
   ----------------     ----------------     ----------------------------
     For      W/H         For      W/H         For    Against   Abstained
   456,138   12,430     454,838   13,730     453,228   6,600      8,740

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27.  Financial Data Schedule.

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

                                         REPUBLIC LEASING INCORPORATED




February 15, 1996                         R. W. Christensen, Jr., President
(Date)                                   (Signature)


November 15, 1996                         C. L. Carlson, Vice President, Finance
(Date)                                   (Signature)



APPENDIX A
                           Consolidated Balance Sheet
                   as of December 31, 1995 and March 31, 1995
                                   (Unaudited)

                                                     December 31      March 31
Cash                                                 $    82,916   $    55,277
Accounts receivable, net of allowance
  for credit losses                                      192,001       157,370
Due from affiliate                                       113,868        43,526
Lease repurchase agreements                            1,012,731     1,133,992
Net investment in direct finance leases, net of
  allowance for credit losses                          2,749,460     1,789,712
Deferred Federal income tax asset                        733,429       451,664
Other assets                                             477,401       679,467
                                                       ---------     ---------
                                                     $ 5,361,806   $ 4,311,008
                                                       =========     =========


Accounts payable                                     $   175,811   $   123,027
Notes payable to banks:
Recourse                                               2,271,108     1,485,773
Nonrecourse                                                            394,835
Amounts payable under lease repurchase agreements      1,005,296     1,129,031
Other                                                     57,851       129,907
                                                       ---------     ---------
                                                       3,510,066     3,262,573
                                                       ---------     ---------

Redeemable Preferred Stock                             3,350,000     1,800,000
                                                       ---------     ---------

Common Stock:
Par Value                                                    690           690
Additional paid in capital                               794,505       794,505
Accumulated deficit                                   (2,293,455)   (1,546,760)
                                                      ----------     ---------
                                                      (1,498,260)     (751,565)
                                                       ---------     ---------
                                                     $ 5,361,806   $ 4,311,008
                                                       =========     =========


                     Consolidated Statement of Operations
        For the three and nine months ended December 31, 1995 and 1994
                                 (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                       1995      1994         1995        1994
Revenues:
Earned income-direct financing
  leases                           $  42,448  $  86,538  $  105,914  $  277,908
Operating leases                       3,086     40,384      24,994     190,762
Proceeds from sales of equipment
  and leases                          50,188    796,298   1,140,850   1,408,584
Other income                          15,347     36,346      89,999     153,361
                                     -------    -------   ---------   ---------
Total revenues                       111,069    959,566   1,361,757   2,030,615
                                     -------    -------   ---------   ---------

Direct Costs:
Depreciation of equipment
  held for lease                         944     24,587       12,347    113,503
Interest                              21,342     84,482       78,130    258,998
Cost of equipment and leases sold     41,653    782,513    1,107,326  1,365,971
Provision for (recovery of)
  credit losses                       22,393    (45,000)      (3,714)     7,356
Other                                 15,372     19,467       17,181     26,920
                                     -------    -------    ---------  ---------
Total direct costs                   101,704    866,049    1,211,270  1,772,748
                                     -------    -------    ---------  ---------
Excess of total revenues
  over direct costs                    9,365     93,517      150,487    257,867

General and administrative expenses  401,926    249,817    1,061,075    870,120
                                     -------    -------    ---------    -------
Loss before income tax benefit
  and extraordinary item            (392,561)  (156,300)    (910,588)  (612,253)

Deferred Federal income tax benefit  129,878                 304,286
                                     -------    -------      -------    -------
Loss before extraordinary item      (262,683)  (156,300)    (606,302)  (612,253)

Gain on extinguishment of debt,
  net of deferred tax                                         43,714
                                     -------    -------      -------    -------
Net Loss                            (262,683)  (156,300)    (562,588)  (612,253)

Dividends on redeemable
  preferred stock                    (76,728)   (34,832)    (184,107)   (82,735)
                                     -------     -------     -------    -------
Net loss applicable to
  common stock                     $(339,411) $(191,132)   $(746,695) $(694,988)
                                     =======    =======      =======    =======

Net loss per share                    $ (.49)    $ (.28)     $ (1.08)   $ (1.01)
                                         ===        ===         ====       ====


                      Consolidated Statement of Cash Flows
              For the nine months ended December 31, 1995 and 1994
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                     1995        1994        1995        1994

Net cash provided by (used in)
  operating activities           $ (358,904)  $(336,960)  $(978,710)  $(364,684)
                                    -------     -------     -------     -------

Cash flows from investing activities:
Recovery of equipment costs and
  residual interests                175,873   1,009,611   1,383,543   2,112,782
Purchases of equipment for lease (2,038,973)   (150,487) (2,270,390) (2,960,918)
Other                               (49,878)     70,075        (120)    233,526
                                  ---------   ---------   ---------   ---------
Cash (used in) provided by
  investing activities           (1,912,978)    929,199    (886,967)   (614,610)
                                  ---------   ---------   ---------   ---------

Cash flows from financing activities:
Proceeds from issuance of
  redeemable preferred stock         75,000     325,000   1,550,000     625,000
Additions to notes payable
  to banks                        2,386,782               2,386,782   1,135,205
Loan origination costs              (55,655)                (55,655)
Proceeds from leases sold
  under repurchase obligations                   62,633     115,850   1,242,277
Payments on notes payable
  to banks                         (115,674)   (975,435) (1,996,282) (2,085,528)
Dividends paid on preferred stock   (25,004)     (8,320)   (107,379)    (96,843)
                                  ---------   ---------   ---------   ---------
Cash provided by (used in)
  financing activities            2,265,449    (596,122)  1,893,316     820,111
                                  ---------   ---------   ---------   ---------
Increase (decrease) in cash          (6,433)     (3,883)     27,639    (159,183)

Cash:
Beginning of period                  89,349      28,552      55,277     183,852
                                  ---------   ---------   ---------   ---------
End of period                    $   82,916  $   24,669  $   82,916  $   24,669
                                  =========   =========   =========   =========



NOTES TO FINANCIAL STATEMENTS

1. The 1995 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, the Westar Lease Origination Trust, a Washington busi-ness trust whose beneficiary is WestAF. All of which were newly formed entities in July 1995. Westar Lease Services, Inc., a special purpose entity also formed by the Company in July 1995 as trustee of WestLOT was sold to a non-affiliated trust company in October 1995. The statements for the three and nine months ended December 31, 1995 and 1994, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended December 31, 1995, are not necessarily indicative of the results of operations for the entire year.

2. In June 1995, the Company negotiated an early termination of certain non-recourse debt contracts resulting in the gain on extinguishment, net of tax, of $43,714 recorded as an extraordinary item in the first quarter of fiscal 1996.

3. In July 1995, the Company entered into an agreement with Bank One, Columbus, for a $12 million revolving credit facility to be utilized as interim financing for the purchase of auto leases until sufficient volume is achieved to securitize. Initial funding under the credit facility occurred in November 1995. The credit facility calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization of the underlying lease contracts, but generally not later than six months from the date of borrowing. Interest at four percent (4%) above the 30-day LIBOR rate is payable monthly. The rate of interest will decline in .5% decrements upon the origination of 250 and 500 leases, respectively. The credit facility requires the Company to comply with quarterly debt/equity ratios and net worth minimums.

4. The Company paid cash for interest of $108,455 and $257,680 for the nine months ended December 31, 1995 and 1994, respectively.

5. Earnings per share are computed using the weighted-average number of common shares outstanding. Net loss used in the computation of earnings per share has been increased to include the required amount of dividends on the redeemable preferred stock of $184,107 and $82,735 for the nine months ended December 31, 1995 and 1994, respectively. Earnings per share does not include common stock warrants or common stock options as the effect would be anti-dilutive.