Form 10-K
period 1996-03-31
REPUBLIC LEASING INC
filed 1996-06-21
CIK 761682

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


For the fiscal year ended March 31, 1996        Commission File Number 2-95465-S

                     Westar Financial Services Incorporated
                    (successor to Republic Leasing Incorporated)

             (Exact name of registrant as specified in its charter)


               Washington                              91-1715252
    (State or other jurisdiction of                   (IRS Employer
     Incorporation or organization)               Identification Number)


                The Republic Building, Suite 300, Olympia, WA 98501
                 (address of principal executive office, zip code)

        Registrant's telephone number, including area code (360) 754-6227

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing require-
ments for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Aggregate market value of voting stock held
              by non-affiliates of the registrant at May 31, 1996

                                   $10,335,116

  1,435,300 shares of no par value Common Stock outstanding as of May 31, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its July 22, 1996, Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

                    Total of Sequentially Numbered Pages:
                       Exhibit Index is Located at Page:

                                     PART I

ITEM 1.  BUSINESS
- -----------------

General
- -------

Westar Financial Services Incorporated ("Westar"), successor to Republic Leasing Incorporated ("RLI"), was originally formed in 1985 as Republic Leasing VI, a limited partnership, and incorporated in 1989 in the state of Delaware. At a special shareholders' meeting held on March 25, 1996, the shareholders of RLI approved a plan of merger between Westar and RLI (see Item 4). The merger effected the reincorporation of RLI in the state of Washington and the change of name to Westar.

In March 1994, the Company began acquiring leases from automobile dealers under its new Dealer-Direct Retail Leasing ("DDRL") program. DDRL provides automobile dealers a financing alternative to the traditional loan and lease programs offered by financial institutions and auto manufacturers and other captive finance companies. Throughout fiscal 1994 and 1995 and the first half of fiscal 1996, Company management was identifying key personnel, developing marketing strategy and information systems and identifying the necessary capital markets needed to fund such a program. In addition to DDRL, the Company continued to service leases of equipment and vehicles sold to other financial institutions (see Lease Servicing). It is management's intent to focus future business growth efforts on DDRL. The Company launched full-scale DDRL operations in October 1995.

In July 1995, three new companies were formed constituting a structure designed to better facilitate lease securitizations. The companies consist of Westar Auto Holding Company, Inc. ("WestAH"), a 100% owned subsidiary of RLI; Westar Auto Finance, LLC ("WestAF"), a limited liability company owned 99% by RLI and 1% by WestAH; and Westar Lease Origination Trust ("WestLOT"), a Washington state business trust beneficially owned by WestAF. The accompanying financial state-ments represent the consolidated results of Westar, RLI, WestAH, WestAF and WestLOT which are collectively referred to as the "Company".

The Company conducted business as an operating company under the trade name of "Republic Leasing" registered in the state of Washington. In April 1996, the Company began using the tradename "Westar Leasing" in addition to Republic Leasing. Westar Leasing is also registered in the state of Washington.

The Company's business activities are currently concentrated in the Pacific Northwest, but may take place in other areas of the United States.

Forward-Looking Statements
- --------------------------

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenues, expenses, profit, cash flow, balance sheet items, forecasts of demand or market trends for the Company's products and for the auto finance industry or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risks identified in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Business Strategy
- -----------------

DDRL Leases
- -----------

The Company's primary strengths are its existing dealer network, its financing capabilities and its 18 years in the leasing industry. The Company's strategy for growth is to utilize its strengths to (i) increase lease acquisitions by continuing to develop existing dealer relationships within its existing geogra-phic market and by expanding into new geographic markets and (ii) expand and further develop its servicing and used automobile remarketing operations.

The Company's business strategy is to (i) provide personal and attentive service to the manufacture-franchised automobile dealers in its network, (ii) lease primarily to high quality credit applicants in order to build a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio in the short-term through warehouse credit facilities and in the long-term through asset-back securitizations and (iv) manage its residual value risk through the initial utilization of primary residual value insurance policies and tax benefit transactions and ultimately through residual estimation strategy and remarketing expertise.

The Company offers its DDRL program to selected automobile dealers based on their reputation, location and size. Each dealer that chooses to participate is required to sign a nonexclusive Dealer Agreement. The Company attempts to meet the needs of its dealers through responsive customer service, extended hours, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the DDRL program to automobile dealers in the states of Washington, Oregon and Idaho. At March 31, 1996, the Company had 101 signed dealers.

Leases acquired from dealers through DDRL are pre-approved by the Company's experienced Lease Production Officers ("LPO") and must meet the Company's credit and documentation standards prior to funding. Lessees must not exceed established debt/income and payment ratios and must possess a credit history exhibiting their willingness to pay creditors on an as agreed basis. The Company has implemented a proprietary credit scoring system which further enables the Company to control the consistency of the credit quality of the applications approved.

Commercial Leases
- -----------------

Although the Company has ceased marketing its commercial lease product, the Company continues to service the leases sold to other financial institutions. The Company's previous commercial client relationships have all been referred to T&W Leasing, Inc., a preferred stock shareholder.

Lease Servicing
- ---------------

Over the last ten years the Company has sold, primarily to financial institu-tions with servicing retained, approximately $14 million of leases and the underlying assets for purposes of managing its credit exposure and to provide a source of capital for funding new lease acquisitions. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1996, leased assets out-standing which are not held in the Company's portfolio but are serviced by the Company for others approximated $2,000,000.

Competition
- -----------

The retail automobile leasing industry within Washington, Oregon and Idaho is dominated by large banks and captive finance companies of the vehicle manufac-turers. The banks currently dominate the overall market for new vehicle leases. Vehicle manufacturers, each of which sponsors either a subsidiary finance program or a bank-sponsored program, can and do compete extremely aggressively on price, but on a very selective basis, typically promoting one model or another at price levels roughly equivalent to, or even below, their cost of funds (these are known as "subvention" programs); while their other dealer models are priced at competitive, rather than super-competitive, levels. Manu-facturer's subvention programs typically restrict, often substantially, the profit margin available to the selling dealer. The remaining competitors -- dealer-affiliated leasing companies, independent leasing companies, other banks, credit unions -- split the remaining market among themselves, exercising neither significant leadership nor dominance. Through the use of lower costs made possible by securitization and lower overhead, lack of regulatory burden, and lower transaction costs, management believes it can position the Company to be fully price competitive with its largest competitors and to surpass them with better service and responsiveness.

Credit Practices and Delinquency and Credit Loss Experience
- -----------------------------------------------------------

The Company's success is, in part, dependent on its ability to develop a port-folio of prime-credit quality leases so as to minimize its delinquency and credit loss experience. The Company's operating performance, financial condition, liquidity and capital resources are materially affected by the per-formance of the leases acquired by the Company. Each lease applicant must pass the scrutiny of the Company's automated credit evaluation system and the review of our experienced lease production personnel.

In connection with the servicing of leases, the Company is responsible for managing delinquent accounts, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for lease credit losses at a rate, which in the opinion of management, provides adequately for current and probable future losses that may be incurred by the Company.

The Company considers a lease delinquent when the lessee fails to make an installment payment by the due date. A delinquent lease may result in the repossession and foreclosure of the collateral underlying the lease contract. Losses resulting from repossession and foreclosure of leases are charged against applicable allowances. The Company had $5,417,000 and $772,000 in DDRL leases outstanding, at March 31, 1996 and 1995, respectively. At March 31, 1996 and 1995, none of the leases were delinquent for 31 or more days and there were no leases in repossession.

Although we expect our delinquency and credit loss experience to be at or below other prime-credit producers, the loss experience rate depicted in the table below is much higher than management's expectation for future periods. The leases contributing to the losses in 1996 and 1995 were all acquired during the Company's development and test phase and were not approved using the credit policies, guidelines and procedures currently in place and which the Company has been using since full-scale operations began in October 1995.

The credit loss and repossession experience of the Company's DDRL lease port-folio for the years ended March 31, 1996 and 1995 was as follows:

Credit Loss/Repossession Experience (1)            1996                1995
- ---------------------------------------        -----------          ---------
Average amount outstanding during period       $ 3,094,000          $ 386,000

Average number of contracts outstanding                141                 23

Number of repossessions                                  4                  1

Repossessions as a percentage of average
number of leases outstanding                          2.85%              4.44%

Gross charge-offs (2)                             $ 85,000           $ 12,000

Recoveries                                         (57,000)            (8,000)
                                                    ------             ------
Net losses                                        $ 28,000           $  4,000
                                                    ======             ======
Net losses as a percentage of average
DDRL lease portfolio                                   .90%              1.04%

(1) All amounts and percentages are based on the net investment amount scheduled to be paid on each lease.
(2) Amount charged off includes the remaining net investment balance in the lease, but not unearned income.

Financing
- ---------

DDRL
- ----

The Company's plan provides for the securitization of leases acquired through the DDRL program as asset-backed securities. The Company intends to service the securitized leases. Various forms of financing are used to fund leases until a sufficient "pool" has been generated for securitization. Forms of financing in-clude traditional wholesale lease lines from banks, repurchase arrangements with banks and internal capital.

In March 1995, the Company entered into an agreement with The Industrial Bank of Japan, Limited ("IBJ") whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by auto lease receivables generated through the DDRL program. In July 1995, the Company entered into an agreement with Bank One, Columbus, NA ("Bank One") for a $12 million revolving credit facility to be utilized as interim financing for the acquisition of auto leases until sufficient volume is achieved to securitize such leases through the IBJ facility. The IBJ facility has been structured to allow for securitized transactions in $10 million pools. Initial funding under the Bank One facility began in November, 1995. The Company must comply with quarterly debt/equity ratios and net worth requirements.

In June 1994, the Company entered into an arrangement with a bank for the pur-pose of financing leases acquired through the DDRL program pursuant to which the bank agreed to purchase from the Company up to $1.5 million of leases so acquired. The Company has the right under this arrangement to repurchase such leases at anytime and may do so, in whole or in part, prior to entering into its first securitization transaction. Leases sold under this arrangement are recorded as lease repurchase agreements at their amortized cost basis using the rate implicit in the underlying lease contract. Proceeds received upon sale of the lease contracts are recorded as amounts payable under repurchase agreements, which bear interest at rates between 7.5% and 8%, and are subsequently reduced for principal payments received by the bank on such contracts.

Commercial
- ----------

Until July 1994, the Company utilized wholesale lines of credit with financial institutions for financing the purchase of assets for lease. The Company bor-rowed from 90% to 100% of the cost of the asset purchased. Beginning in July 1994, the Company began selling all of it's commercial lease production to T & W Leasing, Inc. ("T&W"), a preferred stock shareholder, and management has referred its commercial relationships to T&W. During the year ended March 31, 1996, total revenues from leases sold to T&W approximated $892,000. Leases sold are serviced by the Company.

Regulatory Matters
- ------------------

The Company's operations are subject to regulation under federal, state and local laws, rules and regulations. In addition, the Company is required to obtain and maintain certain licenses and qualifications in the states in which it operates and is subject to laws, rules and regulations in each state.

Several states and the federal government have enacted "lemon laws" and similar statutes containing warranty protections for consumers who purchase or lease new or used motor vehicles. The application of these statutes may give rise to a claim or defense by a consumer against the manufacturer of a purchased vehicle or the dealer from or through whom such consumer leased such vehicle. The Com-pany may be required to cancel a lease contract with a consumer who successfully asserts such a claim or defense, and while the Company would have a claim against the manufacturer or such dealer, there can be no assurance that the Company will be made whole in every case in which the consumer successfully asserts such rights.

The Company is also subject to numerous federal laws, including the Consumer Leasing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Trade Commission. These laws require the Company to provide certain disclosures to prospective lessees, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices.

Violations of the federal and state laws, rules and regulations described above may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, license revocation and the potential forfeiture of rights to repayment of amounts due under leases. The Company maintains internal controls to ensure that all legal and regulatory requirements which apply to its business are complied with. Further, the Company maintains internal systems and controls to monitor, respond to and resolve informal and formal complaints raised by the lessees of its vehicles.

Employees
- ---------

As of March 31, 1996 the Company had 18 employees. Many of Westar's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain employees who are in great demand within our industry. At times, the Company may experience difficulty in hiring and retaining experienced personnel. To date, the Company believes it has been suc-cessful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Executive Officers
- ------------------

Set forth below is certain information concerning the executive officers of the Company as of March 31, 1996:

           Name                 Age                  Position
- --------------------------      ---         ------------------------------------
Robert W. Christensen, Jr.      47          President and CEO

Cathy L. Carlson                40          Vice President, Operations
                                            Chief Finance and Accounting Officer

Steven R. Murphy                56          Vice President
                                            National Marketing Director

R.W. Christensen, Jr., age 47, is the President (since 1978) and Chairman of the Board of Directors (since 1995) of the Company. Prior to 1978 he held posi-tions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors (1987-1990) of Heritage Federal Savings & Loan Association. He is President and director of Mud Bay Holdings Ltd., a privately held investment firm. Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988. He has served as director of Washington Independent Bankshares (1982). Mr. Christensen serves as the court-appointed Trustee of CASR Trust, a multi-year, multi-million dollar fund established by the bankruptcy court for the benefit of the creditors of All Seasons Resorts. He graduated from the College of Great Falls (B.A. with Honors, Management and Economics) and received an MBA from the University of Puget Sound.

Cathy L. Carlson, age 40, is a director of the Company (since 1992), Vice President-Operations with responsibilities for Dealer Support, Lease Servicing, Operations and Management Information Systems (since 1996), Vice President-Finance with responsibility for accounting, finance and administration (since
1991) and has also served as Controller and Chief Financial Officer (since
1987). Ms. Carlson is a Certified Public Accountant and was with Coopers & Lybrand from 1980 to 1987. She is a member of the Washington Society of CPAs and the American Institute of CPAs. Ms. Carlson graduated from Seattle University (B.A., Accounting.)

Steven R. Murphy, age 56, is the Vice President - National Marketing Director of the Company with responsibility for all aspects of marketing, including the recruitment, training and supervision of local, regional and national marketing representatives (since 1995). Prior to joining the Company, he was Vice President, National Marketing Director of Credit Union Leasing of San Diego, California (since 1992). Prior to joining Credit Union Leasing, Mr. Murphy was found and CEO of Bank Inventory Disposal Systems, Inc. of Ontario, California (since 1989) which he sold in 1991. Previously he was with First Leasing Corporation of Alameda, California, and its successor, Marine Midland Automotive Financial Corp. for fourteen years, where he was responsible for the creation of $1.9 billion of outstanding consumer lease assets from 1,500 dealers in 22 western states (since 1970). Mr. Murphy is a past president of the National Vehicle Leasing Association, recipient of the Clemens-Pender Award, and is the namesake of the "Murphy Cup," an award which recognizes the NVLA's most competitive chapter's marketing success.

ITEM 2.  PROPERTIES

The general and administrative offices of the Company are located at The Republic Building, Olympia, Washington 98501, on leased premises with approx-imately 4,400 square feet. The lease expired March 31, 1996. The Company is currently in negotiations for renewal of the lease. The facilities are ade-quate for the Company's current and planned operations.


ITEM 3.  LEGAL PROCEEDINGS

There are no reportable events.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special shareholders' meeting on March 25, 1996. The matters voted upon at the meeting were (i) the proposal to reincorporate the Company in Washington and (ii) a proposal for an increase in the Company's authorized shares to 35,000,000. The tabulation of votes was as follows:

               Reincorporation                 Increase in Shares
            ---------------------           ------------------------
            In Favor      Against           In Favor         Against
            466,701        4,710            444,676          26,735

Pursuant to the Merger Agreement, RLI was merged with and into Westar. As of the effective date of the Merger Agreement, the owner of each outstanding share of common stock of RLI owns one common share of Westar. Similarly, the owner of each outstanding share of preferred stock of RLI owns one Westar preferred share of the corresponding series. Each outstanding certificate representing a RLI common or preferred share represents the same classification and number of shares in Westar. All outstanding warrants and options of RLI are warrants and options of Westar.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY

Trading of the Company's common stock began on November 28, 1995, and is facili-tated through the NASDAQ OTC Bulletin Board (OTC:WEST). As of March 31, 1996, the Company had 382 stockholders of record. The Company has not paid any divi-dends on the common stock. The borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see Note 10 to the Financial Statements) restricts the payment of dividends on the common stock. Management does not expect to pay dividends on the common stock in fiscal 1997.

The following table summarizes the high and low bid prices of the Company's stock for the quarters ended December 31, 1995 and March 31, 1996, adjusted for the two-for-one stock split declared on May 10, 1996 (see Note 15 to the Financial Statements).

                          March 31, 1996      December 31, 1995
                          --------------      -----------------
               High          $ 4.312               $ 3.50

               Low           $ 3.50                $ 3.00

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended March 31, 1996 are as follows (all amounts in thousands except per share data):

                                                Years Ended March 31
                                   ---------------------------------------------
                                    1996     1995      1994      1993     1992
                                   ------   ------   -------   -------   -------
Total revenues                     $1,629   $2,138   $ 1,054   $ 4,903   $ 5,557

Income (loss) before cumulative
effect of change in accounting
principle and extraordinary item     (895)    (468)     (649)     (159)       15

Income (loss) per common share       (.82)    (.43)     (.48)     (.12)      .01

Total assets                        8,210    4,311     4,059     7,050    12,450

Total liabilities                   5,814    3,263     3,283     6,521    11,761

Redeemable preferred stock          4,250    1,800       925


The loss per common share for 1996, 1995 and 1994 has been calculated on a basis after giving effect to preferred stock dividends of approximately $275,000, $120,000 and $14,000, respectively and have been adjusted for the 2-for-1 stock split (see Note 15 to the Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
- --------------------------

See the similarly captioned section in Item 1 regarding the existence of forward-looking statements herein.

Results of Operations and Changes in Financial Position
- -------------------------------------------------------

After approximately two and a half years of planning and development, the Company began full-scale operations under its Dealer-Direct Retail Leasing ("DDRL") program in October 1995. This new program is a significant change in the way the Company markets, performs credit analysis, finances and services leases. As a result, the Company committed significant personnel time and resources to its development. Throughout most of the last three fiscal years, management was identifying key personnel, developing internal policies and procedures, enhancing data processing systems, developing the marketing and pricing literature for the dealers, obtaining the necessary financing, and testing system capability and capacities. While the Company's statement of operations reports a net loss of approximately $852,000, $468,000 and $679,000 in fiscal 1996, 1995 and 1994, respectively, it is management's opinion, that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and represents an investment in the Company's future operations.

The increase in revenues of $1,084,000 (103%) from fiscal 1994 to 1995 was due to renewed activity in sales from its commercial lease portfolio and the beginning of the final phase of its transition from commercial direct lease originations to the DDRL program. The subsequent decline in revenues of $509,000 (24%) from fiscal 1995 to fiscal 1996 is due to the hiatus between the beginning of full-scale DDRL operations in October 1995 and the completion of the sale of the remaining commercial direct lease portfolio in the first quarter of fiscal 1996.

Direct costs as a percentage of revenues (88% in 1996, 90% in 1995 and 100% in 1994) have been declining over the three year period. There are two primary contributors to this decline. First, the Company expects an improvement in the credit performance of its portfolio with the change from commercial lessees to prime-credit consumer lessees which can be translated into a lesser amount of credit losses. With the disposition of significantly all of its commercial direct portfolio, the Company realized a significant reduction in the provision for credit losses in fiscal 1996. The second major contributor to the decline in direct costs as a percentage of revenues is the decline in interest expense ($91,000 (36%) in 1996 and $156,000 (38%) in 1995). This decline is caused primarily by the decline in the amount of outstanding bank debt on which the Company was paying interest and by a decrease in the rate of interest. It is expected that this decrease in interest as a percentage of revenues will not continue with the significant expansion of the DDRL program as the earnings spread (the difference between the rate implicit in the lease and the Company's interest cost of funds) on leases acquired through the DDRL program is less than that earned on the commercial leases. However, the smaller spread to be realized in the DDRL portfolio is expected to be offset by the significantly greater volumes achievable through the program and by the ability to reduce its interest cost of funds through asset-backed securitizations of the leases generated through the program.

General and administrative expenses increased $622,000 (55%) and $239,000 (27%) during fiscal 1996 and 1995, respectively, primarily as a result of the start-up costs of developing the DDRL program and additional recurring expenses incurred to administer the program such as additional personnel, system maintenance contracts, and marketing. Management expects the current level of general and administrative expense, designed to support increased operations as additional dealers are signed to the program, will begin to level off as we continue to operate in its current market area, but will increase further as geographic expansion occurs.

The provision for Federal income taxes as a percentage of the net loss has fluctuated significantly over the three year period primarily due to a net deferred tax asset resulting from net operating loss carryforwards generated in 1994, 1995 and 1996. The net deferred tax asset was reduced by a valuation allowance of $107,000 at March 31, 1994, as it was not concluded that it was more likely than not that future tax benefits would be realized. However, at March 31, 1995 it was determined that with the addition of the IBJ and Bank One financing facilities and available tax planning strategies which include port-folio sales, revised lease structures where the tax benefits do not accrue to the benefit of the lessor and sales of tax benefits, it is more likely than not that the Company has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the net deferred tax assets resulting in the net deferred tax asset being recorded with no valuation allowance. Realization of the deferred tax asset is dependent upon the ability of the Company to produce minimum future taxable income of approximately $3,200,000 or $250,000 annually on average over the next 13 years. Operating loss carryforwards do not begin to expire until fiscal 2009. The Company generated net taxable income of approximately $1 million during the eight years prior to 1994 (an average of $125 thousand per year). Approximately $1,200,000 of future taxable income will result from reversal of existing temporary differences during the next five years and $2,200,000 of future taxable income will result from the excess of cash rents received over tax deductions (remaining depreciable tax basis) for existing leases.

Inflation and Changing Prices
- -----------------------------

The Company's leases are written with fixed-terms and at fixed-rates. Interim financing for the leases is provided through the Bank One revolving credit facility until sufficient volumes are pooled for securitization through the IBJ facility. The Company is at risk from interest rate fluctuation during the time it is pooling leases for securitization. Management has various tools available such as interest rate swaps and rate caps to minimize the risks associated with the effect of changing prices.

The effect of inflation on general and administrative expenses over the last three years has been negligible.

Liquidity and Capital Resources
- -------------------------------

The Company's business requires substantial cash to support its activities. The principal cash requirements include (i) amounts necessary to acquire leases,
(ii) general and administrative expenses, (iii) debt service and (iv) preferred stock dividends. For the foreseeable future, the Company expects to continue to use financing activities as its primary source of funds for operating and investing activities.

Acquisitions of automobile leases, general and administrative expenses and interest on debt represent the Company's primary uses of cash in its operating and investing activities. As discussed previously, general and administrative costs have increased substantially in 1996 as compared to prior years, primarily due to the development and start-up of the DDRL program.

Lease rentals are a primary source of cash. At March 31, 1996, the Company had future lease payments and residuals of approximately $6,600,000. The net proceeds from securitizations in the IBJ facility will provide cash for future operating and investing activities. As the Company will retain the servicing of leases securitized, it will also be receiving servicing income from the securitized pool.

The revolving credit facility provided by Bank One provides the primary source of cash to finance the acquisition of automobile leases until securitization through the IBJ facility. After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations will provide a source of cash for future acquisition of automobile leases and general and administrative expenses.

Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds from which were used for the development of DDRL and to fund current operations and initial lease acquisitions.

It is the opinion of management that, as of March 31, 1996, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financings to provide for the Company's anticipated growth over the next several years.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Certified Public Accountants
- --------------------------------------------------------------------------------
Report of BDO Seidman, LLP
- --------------------------------------------------------------------------------

Board of Directors and Stockholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheet of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated) as of March 31, 1996 and 1995, and the related consolidated statements of operations, common stock equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audits. The financial statements as of March 31, 1994, and for the year then ended were audited by other auditors whose report dated June 20, 1994 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated) as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As disclosed in Note 8, the Company changed its method of accounting for income taxes during the year ended March 31, 1994.


BDO SEIDMAN, LLP
(Signature)


BDO Seidman, LLP

Seattle, Washington
May 31, 1996

- --------------------------------------------------------------------------------
Report of Coopers & Lybrand
- --------------------------------------------------------------------------------

Board of Directors and Stockholders
Westar Financial Services Incorporated

We have audited the statements of operations, cash flows and common stock equity for the year ended March 31, 1994 of Republic Leasing Incorporated (predecessor to Westar Financial Services Incorporated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Republic Leasing Incorporated for the year ended March 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 8 of the financial statements, the Company changed its method of accounting for income taxes effective April 1, 1993.


COOPERS & LYBRAND
(Signature)


Seattle, Washington
June 20, 1994

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of March 31, 1996 and 1995



                                                        1996            1995
                                                    -----------     -----------
Cash and cash equivalents                           $   190,841     $    55,277
Accounts and other receivables, net of allowance
  for credit losses of $400 and $7,700                  178,585         157,370
Due from affiliate                                       34,291          43,526
Lease receivables (Notes 3 and 7)                                       124,233
Lease repurchase agreements (Note 4)                    948,537       1,133,992
Net investment in direct
  financing leases (Notes 5, 6 and 7)                 5,477,866       1,789,712
Equipment held for lease, net of accumulated
  depreciation of $29,088 and $136,308
  (Notes 5, 6 and 7)                                     31,977         199,157
Deferred tax asset (Note 8)                           1,094,407         451,664
Other                                                   253,681         356,077
                                                      ---------       ---------
                                                    $ 8,210,185     $ 4,311,008
                                                      =========       =========


Accounts payable                                    $   409,681     $   123,027
Notes Payable to banks:
  Recourse (Note 6)                                   4,357,929       1,485,773
  Nonrecourse (Note 7)                                                  394,835
Amounts payable under lease repurchase
  agreements (Note 4)                                   941,224       1,129,031
Other liabilities                                       104,797         129,907
                                                      ---------       ---------
                                                      5,813,631       3,262,573
                                                      ---------       ---------
Commitments and Contingencies (Note 4)

Redeemable preferred stock (Note 10)                  4,250,000       1,800,000
Preferred stock (Note 11)
Common Stock (Note 12):
  Common stock, no par value; 35,000,000 shares
    authorized; 1,430,500 and 1,380,500 shares
    issued and outstanding (Note 15)                    820,195         795,195
  Accumulated deficit                                (2,673,641)     (1,546,760)
                                                      ---------       ---------
                                                     (1,853,446)       (751,565)
                                                      ---------       ---------
                                                    $ 8,210,185     $ 4,311,008
                                                      =========       =========

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

for the years ended March 31, 1996, 1995 and 1994


                                                1996        1995        1994
                                              ---------   ---------   ---------
Revenues:
  Earned income on direct financing leases   $  191,746  $  255,403  $  242,095
  Earned income from lease receivables            2,913      32,615     109,575
  Operating leases                               27,068     215,923     269,935
  Proceeds from sale of equipment
    and leases (Note 14)                      1,299,809   1,503,439     261,022
  Other                                         106,990     130,254     171,498
                                              ---------   ---------   ---------
                                              1,628,526   2,137,634   1,054,125
                                              ---------   ---------   ---------
Direct costs:
  Depreciation of equipment held for lease       13,633     134,609     193,592
  Interest                                      159,180     250,484     406,828
  Provision for credit losses                     5,944       6,260     120,000
  Cost of equipment and leases sold           1,247,023   1,459,257     223,100
  Other                                          11,984      26,649      30,409
                                              ---------   ---------   ---------
                                              1,437,764   1,877,259     973,929
                                              ---------   ---------   ---------
                                                190,762     260,375      80,196

General and administrative expenses (Note 14) 1,751,297   1,129,677     890,404
                                              ---------   ---------   ---------
Loss before income tax, cumulative effect
  of change in accounting principle and
  extraordinary item                         (1,560,535)   (869,302)   (810,208)

Income tax benefit (Note 8)                     665,263     401,664     160,735
                                              ---------   ---------   ---------
Loss before cumulative effect of change in
  accounting principle and extraordinary item  (895,272)   (467,638)   (649,473)

Cumulative effect on prior years of change
  in accounting for income taxes (Note 8)                               (29,334)
                                              ---------   ---------   ---------
Loss before extraordinary item                 (895,272)   (467,638)   (678,807)

Gain on early extinguishment of debt (net of
  income tax of $22,520) (Note 7)                43,715
                                              ---------   ---------   ---------
Net loss                                       (851,557)   (467,638)   (678,807)

Dividends on redeemable preferred stock        (275,324)   (120,441)    (14,108)

Net loss applicable to common stock         $(1,126,881) $ (588,079) $ (692,915)
                                              =========   =========   =========

Loss per common share before extraordinary item  $ (.85)     $ (.43)     $ (.48)
                                                    ===         ===         ===
Loss per common share                            $ (.82)     $ (.43)     $ (.48)
                                                    ===         ===         ===

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLDIATED STATEMENT OF COMMON STOCK EQUITY

for the years ended March 31, 1996, 1995 and 1994


                                  Common Stock
                              --------------------   Accumulated
                               Shares      Amount      Deficit         Total
                              ---------   --------   -----------    -----------
Balance, April 1, 1993        1,380,500   $795,195   $  (265,766)   $   529,429

Net loss                                                (678,807)      (678,807)
                              ---------    -------    ----------     ----------
Balance, March 31, 1994       1,380,500    795,195      (944,573)      (149,378)

Dividends on redeemable
  preferred stock                                       (134,549)      (134,549)

Net loss                                                (467,638)      (467,638)
                              ---------    -------    ----------     ----------
Balance, March 31, 1995       1,380,500    795,195    (1,546,760)      (751,565)

Exercise of common
  stock warrants                 50,000     25,000                       25,000
Dividends on redeemable
  preferred stock                                       (275,324)      (275,324)

Net loss                                                (851,557)      (851,557)
                              ---------    -------    ----------     ----------
Balance, March 31, 1996       1,430,500   $820,195   $(2,673,641)   $(1,853,446)
                              =========    =======    ==========     ==========

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

for the years ended March 31, 1996, 1995 and 1994



                                              1996          1995         1994
                                          ------------   ----------   ---------
Cash flows from operating activities:
Net loss                                  $  (851,557)   $(467,638)   $(678,807)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Early extinguishment of debt, net of tax      (43,715)
Depreciation and amortization                 206,947      246,327      213,641
Provision for and write-off of
  credit losses                                 5,944        6,260      120,000
Decrease (increase) in accounts receivable    (19,863)      50,836       83,232
Increase (decrease) in accounts payable        49,060       17,839     (144,997)
Increase (decrease) in other liabilities      (25,110)      18,290      (43,198)
Increase in deferred income tax benefit      (665,263)    (401,664)    (131,401)
Other                                          77,268       34,504       45,471
                                           ----------    ---------    ---------
Net cash used in operating activities      (1,266,289)    (495,246)    (536,059)
                                           ----------    ---------    ---------
Cash flows from investing activities:
Recovery of equipment costs and
  residual interests                        1,598,216    2,235,187    2,841,715
Purchases of equipment for lease           (5,088,286)  (2,993,721)  (1,817,590)
Reduction of lease receivables
  (recovery of principal)                     124,233      426,030      899,757
Other                                         (89,245)    (158,653)    (106,165)
                                           ----------    ---------    ---------
Net cash provided by (used in)
  investing activities                     (3,455,082)    (491,157)   1,817,717
                                           ----------    ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of redeemable
  preferred stock                           2,450,000      875,000      925,000
Additions to notes payable to banks         5,128,878    1,135,205    1,739,303
Proceeds from lease repurchase agreements     115,849    1,283,685
Proceeds from issuance of common stock         25,000
Payments on notes payable to banks         (2,585,323)  (2,339,220)  (4,688,636)
Dividends paid on redeemable
  preferred stock                            (221,814)     (96,842)
Debt origination costs                        (55,655)
                                           ----------    ---------    ---------
Net cash provided by (used in)
  financing activities                      4,856,935      857,828   (2,024,333)
                                           ----------    ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                        135,564     (128,575)    (742,675)

Cash and cash equivalents:
  Beginning of year                            55,277      183,852      926,527
                                           ----------    ---------    ---------
  End of year                             $   190,841   $   55,277   $  183,852
                                           ==========    =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies:
- ---------------------------------------------------------------------------

Consolidation
- -------------

The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated), its 100% owned subsidiary Westar Auto Holding Company, Inc., their 100% owned subsidiary Westar Auto Finance, LLC and the Westar Lease Origination Trust, a Washington business trust, beneficially owned by Westar Auto Finance, LLC. All intercompany transactions have been eliminated.

Lease Operations
- ----------------

The Company specializes in producing lease products that meet the needs of its customers. Prior to 1994, the Company offered lease products, on a direct-origination basis, to commercial clients only. In December 1993, the Company expanded its product line by introducing its Dealer Direct Retail Leasing ("DDRL") program to a select group of dealers through which the first leases were acquired from the program in March 1994. Through DDRL, the Company acquires leases from selected automobile dealers which have been pre-approved by the Company's experienced retail lease personnel. The Company attempts to meet the needs of its dealers through responsive customer service, extended hours, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the DDRL program to automobile dealers in the states of Washington, Oregon and Idaho.

The Company's plan provides for the securitization of leases acquired through the DDRL program as asset-backed securities. The Company intends to service the securitized leases. Various forms of financing are used to fund leases until a sufficient "pool" has been generated for securitization. Forms of financing include traditional wholesale lease lines from banks, repurchase arrangements with banks and internal capital.

Over the last ten years, the Company has sold, with servicing retained, approximately $14 million of leases and the underlying assets to various third parties, primarily financial institutions, for purposes of managing its credit exposure and to provide a source of capital for funding new lease acquisitions. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1996, leased assets outstanding which are not held in the Company's portfolio but are serviced by the Company for others totaled approximately $2,000,000.

Concentration of Credit and Financial Instrument Risk
- -----------------------------------------------------

The Company controls its credit risk through credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company uses a proprietary credit scoring system in evaluating the credit risk of
applicants in the DDRL program.   The Company generally requires the leased
asset, consisting primarily of autos, to serve as collateral for the leases. Additionally, the Company controls its credit exposure to any one client or industry through sales of leases. The Company generally retains the servicing of the leases sold.

Inherent to leasing is the residual value risk associated with closed-end lease contracts. Traditionally, the Company has managed this residual risk through adherence to a residual valuation procedure at lease inception which has historically resulted in net gains at scheduled lease termination. In anticipation of selling the lease receivables (including the residual interest) acquired through the DDRL program to the asset-backed securities markets, management decided to manage the residual value risk through the purchase of residual value insurance on all DDRL contracts.

The Company requires all lessees to provide adequate collateral protection and liability insurance throughout the term of the lease contracts. The Company also has contingent collateral and liability insurance which protects the Company from lapses in the lessee's insurance and maintains lease value deficiency insurance on all DDRL contracts which protects the lessee and the Company from casualty losses associated with deficiencies between an insured collateral's value and the balance on the related lease contract.

A significant portion of the Company's business activity is with customers and businesses located in Washington. In 1994, one lessee contributed approximately 10% to the Company's total revenue. There were no other significant regional, industrial or group concentrations at March 31, 1996.

Fair Value of Financial Instruments
- -----------------------------------

The Company's financial instruments as defined by Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," including cash and cash equivalents, lease repurchase agreements, notes payable to banks and amounts payable under lease repurchase agreements, are accounted for on a historical cost basis which, due to the nature of these financial instruments, approximates fair value.

Cash and Cash Equivalents
- -------------------------

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Leases
- ------

For contracts determined to be direct financing leases, unearned lease income (representing total minimum lease payments receivable, including the residual value of the leased equipment, in excess of the cost of leased equipment) is amortized to income using the interest method over the term of the lease.

Equipment associated with lease contracts determined to be operating leases is accounted for as equipment held for lease. Lease revenue related to these contracts is recognized over the lease term as earned and the cost of the leased equipment, less estimated residual value, is depreciated on the straight-line method over the term of the lease.

Initial incremental costs directly associated with the acquisition of new leases are capitalized and classified with the related leased asset. Initial incremental costs are amortized over the related lease term.

At the end of the lease term or upon premature termination of the lease, the leased equipment is either sold or released under a new lease contract.
Proceeds from the sales of leased equipment are included under revenues and the carrying costs of the leased equipment at time of sale are included under direct costs. Gains resulting from rewriting leases at a value in excess of the carrying amount of the leased equipment are included in other revenues.

Furniture, Fixtures and Equipment
- ---------------------------------

At March 31, 1996, furniture, fixtures and equipment of $77,313 (net of accumulated depreciation of $105,227) are included in other assets and stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives.

Intangible Assets
- -----------------

At March 31, 1996, intangible assets of $63,119 (net of accumulated amortization of $13,914) are included in other assets, and consist of unamortized debt origination costs and organization costs. The debt origination costs (incurred in relation to the revolving credit agreement with Bank One) are amortized on a straight-line basis over the three-year term of the revolving credit agreement and the organization costs (associated with the reincorporation of the Company into the state of Washington) are amortized on a straight-line basis over five years.

Federal Income Taxes
- --------------------

Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by applying current statutory tax rates to the periods in which the differences are expected to reverse and by giving effect to any available net operating loss carryforwards.

Earnings Per Share
- ------------------

Earnings per share are computed using the weighted-average number of common shares outstanding and have been retroactively adjusted to give effect to the 2-for-1 stock split declared on May 10, 1996 (see Note 15). Net loss used in the computation of earnings per share has been increased to include the required amount of dividends on the redeemable preferred stock of $275,324, $120,441 and $14,108 for the years ended March 31, 1996, 1995 and 1994, respectively. Earnings per share does not include common stock warrants or common stock options as the effect would be anti-dilutive.

Accounting Estimates
- --------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Effect of Recently Issued Accounting Standards
- ----------------------------------------------

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), which establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles, and Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), which establishes standards for accounting for stock-based compensation. SFAS No. 121 will be effective for financial statements reporting on fiscal years beginning after December 15, 1995, and is not expected to have a significant effect, if any, on the Company's financial condition or results of operations. SFAS No. 123 will also be effective for financial statements reporting on fiscal years beginning after December 15, 1995, and requires pro forma disclosures to be included in such statements. It is not expected that the Company will adopt the "fair value based method" of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such stock-based compensation, utilizing the "intrinsic value based method" as is allowed by that statement.

Reclassifications
- -----------------

Certain amounts in the March 31, 1995 and 1994, financial statements have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net loss.

2.  Accounts Receivable:
- ------------------------

Under terms of its leases, the Company, as lessor, is entitled to recover from the lessee certain costs incurred upon termination of such leases prior to expiration of the initial lease term. It is the Company's policy to aggressively pursue collection under these provisions. Those costs include past due lease payments, late charges and applicable taxes, losses realized on disposition of repossessed equipment, and legal and administrative costs incurred to pursue recovery. Such costs are included in accounts receivable.
If successful recovery of an amount is uncertain, a provision is made in the allowance for credit losses.

At March 31, 1996 and 1995, accounts receivable includes a remaining balance of approximately $166,000 associated with a client which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the unsecured creditors benefiting from the plan (of which the Company is a participating beneficiary) and payments to the trust have generally been made on a timely basis since the effective date of the plan. The Company expects full recovery as a result of the plan.

3.  Lease Receivables:
- ----------------------

Lease receivables consisted of the discounted value of remaining lease payments and end of term residuals which were purchased from a bank in 1991. Title to the property subject to the leases remained with the bank. The Company's interest in the lease receivables was unsecured. The lease contracts collateralized the nonrecourse term note obtained from the bank to finance the purchase. Income was earned using the interest method over the remaining term of the lease at the discount rate used in determining the present value of the contracts at time of purchase. Gains on sale of lease receivables and remarketing fees earned upon disposition of the underlying equipment are included in other revenues.

4.  Lease Repurchase Agreements:
- --------------------------------

In June 1994, the Company entered into an arrangement with a bank for the purpose of financing leases acquired through the DDRL program pursuant to which the bank agreed to purchase from the Company up to $1,500,000 of leases so acquired. The Company has the right under this arrangement to repurchase such leases at anytime, and may do so in whole or in part, prior to entering into a securitization transaction. Leases sold under this arrangement are recorded as lease repurchase agreements at their amortized cost basis using the rate implicit in the underlying lease contract. Proceeds received upon sale of the lease contracts are recorded as amounts payable under repurchase agreements, which bear interest at rates between 7.5% and 8%, and are subsequently reduced for principal payments received by the bank on such contracts. The market value of such lease contracts approximates the recorded value of the lease repurchase agreements.

5.  Leases:
- -----------

Components of the net investment in direct financing leases as of March 31, 1996 and 1995, as well as the future minimum lease payments receivable, including residual values, are as follows:

                                                       1996          1995
                                                    ----------    ----------
    1996                                                          $  760,037
    1997                                            $1,180,307       539,656
    1998                                             1,322,229       356,940
    1999                                             1,648,080       325,044
    2000                                             1,206,762       183,652
    2001                                             1,206,820
    Thereafter                                          51,320
                                                     ---------     ---------
    Total minimum lease payments receivable          6,615,518     2,165,329

    Initial direct costs, net of amortization           69,769        28,743
    Unearned income                                 (1,161,021)     (337,060)
    Provision for net credit losses                    (46,400)      (67,300)
                                                     ---------     ---------
       Net investment in direct financing leases    $5,477,866    $1,789,712
                                                     =========     =========

At March 31, 1996 and 1995, total future minimum lease rentals receivable under noncancelable operating leases approximated $11,000 and $99,000, respectively.

Certain of the leases have options to purchase the underlying equipment at the end of the lease term at fair value or the stated residual which is not less than the book value at termination.

A summary of activity in the Company's allowance for credit losses, which relates to direct financing leases and other receivables for each of the years in the three year period ended March 31, 1996 is as follows:

                                           1996        1995       1994
                                         -------     -------    --------
    Balance, beginning of year           $75,000     $93,516    $120,000

    Provision charged to expense           5,944       6,260     120,000

    Charge offs, net of recoveries       (34,144)    (24,776)   (146,484)
                                          ------      ------     -------
      Balance, end of year               $46,800     $75,000    $ 93,516
                                          ======      ======     =======

6.  Notes Payable to Banks, Recourse:
- -------------------------------------

In July 1995, the Company entered into an agreement with Bank One for a $12 million revolving credit facility (the "Credit Agreement") to be utilized as interim financing for the acquisition of auto leases until sufficient volume is achieved to securitize. The amount borrowed under the Credit Agreement generally may not exceed 90% of the outstanding principal amount of eligible auto leases collateralizing the notes. The Credit Agreement expires in July 1998. Initial funding under the Credit Agreement occurred in November 1995.
The Credit Agreement calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securiti-zation of the underlying lease contracts, but generally not later than six months from the date of borrowing. The Credit Agreement originally called for interest, payable quarterly, at four percent (4%) above the 30-day LIBOR rate, but declines in .5% decrements upon the acquisition of 250 and 500 leases, respectively. The weighted-average rate of interest paid under the Credit Agreement was 9.58% (calculated using the number of days each rate was outstanding since borrowings began in November 1995). The Credit Agreement requires the Company to comply with quarterly debt/equity ratios and net worth minimums of which the Company is in compliance. At March 31, 1996, $4,032,785 was outstanding under the line and was the highest amount outstanding during the period. Amounts borrowed under the Credit Agreement averaged $2,140,000 since November 1995. Additionally, the Credit Agreement requires payment of a quarterly non-utilization fee of .125% on the unused portion of the line which at March 31, 1996 was $7,967,215.

In November 1995, the Company entered into a term loan agreement for $363,832 with Bank One collateralized by certain lease contracts and the underlying vehicles not intended to be included in a securitization. The notes are due in monthly installments including interest at 15% and matures February 28, 1999. Future obligations due under the agreement are $63,660, $90,897 and $170,587 for the years ending March 31, 1997, 1998 and 1999, respectively.

At March 31, 1995, notes payable to banks consisted of notes collateralized by equipment held for lease, equipment under direct financing leases, and the underlying leases. The notes were due in monthly installments including interest at rates ranging from 7.5% to 12.5% and were guaranteed by Republic Management, Inc. (now known as Mud Bay Holdings, Ltd.), an affiliated company which owns approximately 30% of the Company's common stock, and individually by an officer of the Company, who is a significant shareholder of Mud Bay Holdings, Ltd. The debt was retired in August 1995.

The Company paid cash for interest on recourse notes of $163,817, $171,039 and $237,039 for the years ended March 31, 1996, 1995 and 1994, respectively.

7. Notes Payable to Bank, Nonrecourse:
- --------------------------------------

At March 31, 1995, the Company had certain nonrecourse notes payable to banks collateralized solely by the lease contracts. The notes carried interest rates ranging from 7% to 12%, per annum. The balance outstanding of $394,835 was retired in August 1995 at a gain of $43,715 (net of deferred income taxes of $22,520).

The Company paid cash for interest on nonrecourse notes of $24,753, $71,422 and $191,167 for the years ended March 31, 1996, 1995 and 1994.

8.  Federal Income Taxes:
- -------------------------

The components of the deferred tax asset were as follows for the years ended March 31, 1996 and 1995:

                                               1996            1995
                                            ----------       --------
    Deferred tax assets:
      NOL Carryforward                      $1,449,149       $529,282
      Bad debt allowance                        15,912         25,500
      Investment tax credit carryforward        12,165         12,165
      Alternative minimum tax
        credit carryforward                     31,515         31,515
      Other                                        119          1,339
                                             ---------        -------
        Total deferred tax assets            1,508,860        599,801
                                             ---------        -------
    Deferred tax liabilities:
      Accelerated depreciation                 (12,344)       (18,204)
      Direct financing leases                 (362,834)      (105,395)
      Initial direct costs                     (23,735)       (10,440)
      Other                                    (15,540)       (14,098)
                                             ---------        -------
        Total deferred tax liabilities        (414,453)      (148,137)
                                             ---------        -------
                                            $1,094,407       $451,664

The income tax benefit is as follows for the years ended March 31, 1996, 1995 and 1994:

                                           1996         1995         1994
                                         --------     --------     --------
    Deferred                             $665,263     $294,290     $268,109
    Change in valuation allowance                      107,374     (107,374)
                                          -------      -------      -------
      Total Federal income tax benefit   $665,263     $401,664     $160,735

The Federal income tax benefit for the years ended March 31, 1996, 1995 and 1994, differs from the Federal income tax benefit computed by applying the statutory corporate income tax rate of 34% to the loss before Federal income taxes. Principal causes of the differences are as follows:

                                          1996         1995         1994
                                        --------     --------     --------
    Computed "expected" tax benefit     $508,062     $295,563     $275,471

    Tax effect of:
      Valuation allowance                             107,374     (107,374)
      Preferred stock dividends          126,637
      Other                               30,564       (1,273)      (7,362)
                                         -------      -------      -------
    Federal income tax benefit          $665,263     $401,664     $160,735
                                         =======      =======      =======

In fiscal 1994, due primarily to the net operating loss, the Company realized a net deferred tax benefit of $268,109 resulting in a net deferred tax asset of $157,374. The net deferred tax asset was reduced by a valuation allowance of $107,374 at March 31, 1994, as it was not concluded that it was more likely than not that future tax benefits would be realized. During the first three quarters of fiscal 1995, the Company continued to provide a valuation allowance against the net deferred tax asset generated during that period.

It is management's opinion that with the addition of the IBJ and Bank One facilities and available tax planning strategies which include portfolio sales, revised lease structures where the tax benefits do not accrue to the benefit of the lessor and sales of tax benefits, it is more likely than not that the Company has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the net deferred tax assets within their carryforward period. The net deferred tax asset is recorded with no valuation allowance provided at March 31, 1996 and 1995.

At March 31, 1996, for regular tax purposes, the Company has an NOL carryforward of approximately $4,262,000, an ITC carryforward of approximately $12,100 and an AMT credit carryforward of approximately $31,500 available to offset future Federal income taxes. The ITC carryforward expires through 2001. The NOL carryforward expires in 2009, 2010 and 2011. The AMT credit carryforward has no expiration date.

The Company received a Federal income tax refund of $11,857 during the year ended March 31, 1994.

Effective April 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." This change in accounting increased fiscal 1994 net loss by $29,334 ($.02 per share) which represents the cumulative effect on prior years' deferred income tax liability.

9.  Securitization:
- -------------------

In March 1995, the Company entered into an agreement with The Industrial Bank of Japan, Limited ("IBJ") whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by auto lease receivables generated through the DDRL program. The IBJ facility has been structured to allow for securitized transactions in $10 million pools. The agreement entitles IBJ to warrants for the purchase of 4% of the Company's common stock (approx-imately 71,000 shares) at no less than $.50 per share.

10.  Redeemable Preferred Stock
- -------------------------------

The redeemable preferred stock series have a $1,000 per share face value and pay a cumulative quarterly dividend of $23.125 per share. There are 1,500, 300, 1,200 and 1,250 shares authorized, issued and outstanding of the Series 1 Preferred Stock ("Series 1"), the Series 2 Preferred Stock ("Series 2"), the Series 3 Preferred Stock ("Series 3") and the Series 4 Preferred Stock
("Series 4"), respectively and collectively the "Redeemable Preferred Stock." All series of preferred stock may be redeemed at any time by the Company, but must be redeemed at its face value beginning in fiscal 1998. At March 31, 1996, future redemptions of the Redeemable Preferred Stock consist of $900,000 in each of the years ending March 31, 1998 and 1999 and $1,225,000 in each of the years ending March 31, 2000 and 2001.

At March 31, 1996 and 1995, the following represents the Company's preferred stock activity:

                               Series 1     Series 2     Series 3      Series 4
                              ----------   ---------    ----------    ----------
  Balance, April 1, 1995      $  925,000
  Shares issued at face value    575,000    $300,000

  Balance, March 31, 1995      1,500,000     300,000
  Shares issued at face value                           $1,200,000    $1,250,000
                               ---------     -------     ---------     ---------
  Balance, March 31, 1996     $1,500,000    $300,000    $1,200,000    $1,250,000
                               =========     =======     =========     =========

In the event of any liquidation, dissolution or winding up of the Company, the holders of the outstanding shares of Redeemable Preferred Stock shall be entitled to be paid an amount equal to the face value per share held before any sums shall be paid or assets distributed to the holders of the common stock. If assets are insufficient to fully liquidate the Redeemable Preferred Stock, then a pro-rata liquidation will be made.

Holders of Redeemable Preferred Stock are not entitled to vote on matters submitted to the common shareholders unless required by Washington state law, a proposed amendment to the Company's Articles of Incorporation that materially alters the Redeemable Preferred Stock shareholders' rights or authorizes a class of stock senior to the Redeemable Preferred Stock, or any proposed amendment to the Company's By-Laws which materially alters the rights and preferences of the Redeemable Preferred Stock shareholders. As long as 25% of the Series 4 remains issued and outstanding, the holders of the outstanding Series 4, voting as a class, are entitled to elect one member to the Company's board of directors.

11.  Preferred Stock
- --------------------

The Company's authorized capital stock includes 2,000,000 shares of preferred stock and current designations consist of the Redeemable Preferred Stock.

12.  Common Stock:
- ------------------

The Company has issued warrants for the purchase of the 480,000 shares of the Company's common stock which were attached to the Series 1, 2 and 3 Preferred Stock offerings (see Note 10). The warrants carry an exercise price of $.50 per common share. Warrants to purchase 50,000 shares of common stock were exercised in March 1996. The Board of Directors determined that the exercise prices approximated or exceeded fair market value on date of grant.

At March 31, 1996, the Company had warrants outstanding for 288,000 shares and 142,000 shares which expire in 1999 and 2001, respectively.

At the option of the holder, 60 shares of the Series 4 Preferred Stock are convertible into 10% of the outstanding common stock of the Company. The shares are convertible at any time and will automatically be converted at such time that the Company participates in a public offering.

The Company has also committed to the issuance of warrants for the purchase of 4% of the Company's common stock (approximately 71,000 shares) by The Industrial Bank of Japan, Limited (see Note 9).

13.  Stock Option Plan:
- -----------------------

In April 1994, the Board of Directors approved the adoption of the 1994 Stock Option Plan (the "Plan") for employees, outside directors and independent contractors of the Company. A total of 360,000 shares of the Company's common stock were reserved for issuance under the Plan. Exercise prices approximated or exceeded fair market value on date of grant. There were no options exercised during the years ended March 31, 1996 and 1995. The following summarizes the stock options granted at March 31, 1996:


 Date Granted  Date Exercisable  Expiration Date  Exercise Price  Shares Granted
 ------------  ----------------  ---------------  --------------  --------------
 Fiscal 1995     Fiscal 1995       Fiscal 2000         $2.00          160,000
 Fiscal 1995     Fiscal 1996       Fiscal 2001          $.50           20,000
 Fiscal 1995     Fiscal 1997       Fiscal 2002         $2.00           20,000
 Fiscal 1996     Fiscal 1997       Fiscal 2002          $.50           20,000
 Fiscal 1996     Fiscal 1998       Fiscal 2003         $2.00           20,000
 Fiscal 1996     Fiscal 1996       Fiscal 2001         $2.00           40,000
 Fiscal 1996     Fiscal 1996       Fiscal 1999         $2.00           36,000
 Fiscal 1996     Fiscal 1997       Fiscal 1999         $2.00            2,800
                                                                      -------
                                                                      318,800
                                                                      =======

14.  Related Party Transactions:
- --------------------------------

During the years ended March 31, 1996 and 1995, the Company sold leases to T & W Leasing, Inc. ("T&W"), a Preferred Stock shareholder. Revenues from the sales which are included in total revenues were approximately $892,000 (54% of total revenues) and $650,000 (30%) in 1996 and 1995, respectively.

The Company leased office space from a limited partnership in which it has a 10% interest. The lease expired in March 1996 and the Company is currently renting the office space on a month-to-month basis. Management is in negotiations for renewal of the lease. Annual rental expense was approximately $60,000 in 1996, 1995 and 1994.

The Company had a management agreement with Mud Bay Holdings, Ltd. ("Mud Bay"), formerly known as Republic Management Incorporated, which provided management services necessary for the leasing activities of the Company. The management agreement provided for a monthly management fee equal to a percentage of gross revenues. The management fee is included in general and administrative expenses and totaled $13,088 and $64,189 for the years ended March 31, 1995 and 1994, respectively.

In June 1994, the respective boards of directors of Mud Bay and the Company agreed to terminate the management agreement and Mud Bay agreed to sell the Republic Leasing trade name to the Company and agreed to a non-compete agreement in consideration for a combined purchase price of $200,000. The Company obtained a report from an independent valuation expert in support of the purchase price. Mud Bay used the proceeds from the sale to repay the amount due affiliate. The amount due from affiliate at March 31, 1996 and 1995 represents advances made to Mud Bay for normal operating expenses and were repaid in full in May, 1996.

15.  Subsequent Event:
- ----------------------

On May 10, 1996, the Board of Directors declared a 2-for-1 stock split for holders of record as of May 31, 1996. Certificates will be issued on or about June 14, 1996. Total shares outstanding as of the record date was 717,650. Holders of options and warrants also benefit from the split through a 50% reduction in their exercise price and a 2-for-1 increase in the exercisable shares. The shares issued, outstanding and reserved for issuance presented in these Financial Statements and Notes hereto have been retroactively adjusted to give effect to the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information called for by Part II, Item 9, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on July 22, 1996, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Other Matters." Such Proxy Statement will be filed within 120 days of the Company's year end.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committes of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on July 22, 1996, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on July 22, 1996, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on July 22, 1996, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 14 to the Financial Statements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14 (a)  Documents filed as part of this report:

        (1)  Financial Statements (Pages 10 to 22)

             Reports of Independent Certified Public Accountants
             Consolidated Balance Sheet as of March 31, 1996 and 1995 Consolidated Statement of Operations for the years ended March 31,
               1996, 1995 and 1994
             Consolidated Statement of Common Stock Equity for the years ended
               March 31, 1996, 1995 and 1994
             Consolidated Statement of Cash Flows for the years ended March 31,
               1996, 1995 and 1994
             Notes to Consolidated Financial Statements

        (2)  Index to Financial Statement Schedules

             All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

        (3)  Index to Exhibits

             2.  Plan of acquisition, reorganization, arrangement, liquidation or succession

                 2.1 Plan and Agreement of Merger between Westar Financial Services Incorporated and Republic Leasing Incorporated.

             3.  Articles of Incorporation and Bylaws

                 3.1 The Articles of Incorporation of Westar Financial Services Incorporated filed on February 13, 1996.

                 3.2 The Bylaws of Westar Financial Services Incorporated adopted on February 21, 1996.

             4. Instruments defining the rights of security holders, including indentures.

                 4.1 Designation of Rights and Preferences of Republic Leasing Incorporated Series 1 Preferred Stock.

                 4.2 Designation of Rights and Preferences of Republic Leasing Incorporated Series 2 Preferred Stock.

                 4.3 Designation of Rights and Preferences of Republic Leasing Incorporated Series 3 Preferred Stock.

                 4.4 Designation of Rights and Preferences of Republic Leasing Incorporated Series 4 Preferred Stock.

            10.  Material Contracts.

                 10.1  Republic Leasing Incorporated 1994 Stock Option Plan.

                 10.2 The Letter Agreement between Republic Leasing Incorporated and The Industrial Bank of Japan, Limited dated March 3, 1995.

                 10.3 Revolving Credit Agreement among Westar Auto Finance, L.L.C. as Borrower, Republic Leasing Incorporated as Guarantor and Bank One, Columbus, N.A., as Lender dated July 12, 1995.

                 10.4 Amendment, dated February 15, 1996, to the Revolving Credit Agreement with Bank One, Columbus, N.A., dated July 12, 1995.

            16.  Letter re Change in Certifying Account

                 16.1 Letter dated February 3, 1995, incorporated by reference to the Exhibit to the Current Report on Form 8-K dated February 1, 1995

            21.  Subsidiaries of the Registrant

                 21.1  Schedule of Subsidiaries



14 (b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Westar Financial Services Incorporated
                                    (successor to Republic Leasing Incorporated)



June 11, 1996                       R.W. Christensen, Jr.
(Dated)                             (Signature)


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


June 11, 1996                       R.W. Christensen, Jr.,
                                    Director and Principal Executive Officer
(Dated)                             (Signature)



June 11, 1996                       Cathy L. Carlson
                                    Director and Vice President, Operations
                                    Chief Financial and Accounting Officer
(Dated)                             (Signature)


June 11, 1996                       Joel I. Davis
                                    Director and Assistant Secretary
(Dated)                             (Signature)


June 11, 1996                       Robert L. Lovely, Director
(Dated)                             (Signature)