Form 10-Q
period 1996-09-30
REPUBLIC LEASING INC /WA/
filed 1996-11-15
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  September 30, 1996

Commission File Number:  2-95465-S

                     WESTAR FINANCIAL SERVICES INCORPORATED
                                  successor to
                         REPUBLIC LEASING INCORPORATED
             (Exact name of registrant as specified in its charter)

              Washington                             91-1715252
    (State or other jurisdiction of     (IRS Employer Identification Number)
     Incorporation or organization)

            The Republic Building;  Olympia, WA               98501
          (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (360) 754-6227


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X          No
     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                              1,566,660
                Class              Number of Shares Issued at October 31, 1996




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of September 30, 1996 and March 31, 1996


                                                        Sept. 30       March 31
                                                      (Unaudited)

Cash                                                $    200,216   $   190,841
Accounts receivable, net of allowance
  for credit losses                                      827,271       178,585
Due from affiliate                                                      34,291
Lease repurchase agreements                                            948,537
Net investment in direct finance leases, net of
  allowance for credit losses                          4,563,990     5,477,866
Deferred Federal income tax asset                      1,678,205     1,094,407
Other assets                                             324,300       285,658
                                                      ----------     ---------
                                                    $  7,593,982   $ 8,210,185
                                                      ==========     =========


Accounts payable                                    $    703,824   $   409,681
Notes payable to bank                                  4,209,117     4,357,929
Amounts payable under lease repurchase agreements                      941,224
Due to affiliate                                         511,828
Other                                                    189,972       104,797
                                                       ---------     ---------
                                                       5,614,741     5,813,631
                                                       ---------     ---------

Redeemable Preferred Stock                             4,248,000     4,250,000
                                                       ---------     ---------

Common stock, no par value                             1,734,035       820,195
Accumulated deficit                                   (4,002,794)   (2,673,641)
                                                      ----------     ---------
                                                      (2,268,759)   (1,853,446)
                                                      ----------     ---------
                                                    $  7,593,982   $ 8,210,185
                                                      ==========     =========


See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three and six months ended September 30, 1996 and 1995
(Unaudited)

                                     Three Months Ended      Six Months Ended
                                       1996      1995         1996       1995
Revenues:
Earned income-direct financing
  leases                           $ 112,038  $  18,130    $ 261,618  $  63,466
Proceeds from sales and
  securitizations                  9,743,319    171,592   10,499,663  1,090,662
Other income                          51,768     45,434       78,349     96,565
                                   ---------    -------   ----------  ---------
Total revenues                     9,907,125    235,156   10,839,630  1,250,693
                                   ---------    -------   ----------  ---------
Direct Costs:
Interest                             125,803     12,342      274,875     55,562
Costs related to sales and
  securitizations                 10,438,340    138,072   11,194,550  1,065,673
Provision for (recovery of)
  credit losses                       32,933      4,142       56,822    (26,108)
Other                                 12,698      4,518       18,742     20,916
                                  ----------    -------   ----------  ---------
Total direct costs                10,609,774    159,074   11,544,989  1,116,043
                                  ----------    -------   ----------  ---------
Net revenue over direct costs       (702,649)    76,082     (705,359)   134,650

General and administrative expenses  471,243    360,310    1,011,700    652,900
                                     -------    -------    ----------   -------
Loss before income tax benefit
  and extraordinary item          (1,173,892)  (284,228)  (1,717,059)  (518,250)

Deferred Federal income tax benefit  405,740     94,731      583,798    174,407
                                     -------    -------      -------    -------
Loss before extraordinary item      (768,152)  (189,497)  (1,133,261)  (343,843)

Gain on extinguishment of debt,
  net of deferred tax                                                    43,714
                                     -------    -------      -------    -------
Net Loss                            (768,152)  (189,497)  (1,133,261)  (300,129)

Dividends on redeemable
  preferred stock                    (98,235)   (62,711)    (196,470)  (107,379)
                                     -------     -------     -------    -------
Net loss applicable to
  common stock                     $(866,387) $(252,208) $(1,329,731) $(407,508)
                                    =========  =========  ===========  =========

Net loss per share                    $ (.57)    $ (.18)      $ (.89)    $ (.30)
                                         ===        ===          ===        ===

Weighted average number of shares  1,506,980   1,380,500   1,498,580   1,380,500
                                   =========   =========   =========   =========

See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the six months ended September 30, 1996 and 1995
(Unaudited)

                                                           1996          1995


Net cash used in operating activities               $  (1,881,022)   $ (571,342)
                                                       -----------     ---------

Cash flows from investing activities:
Recovery of vehicle costs through sales and
   securitizations                                     11,034,297     1,207,670
Purchases of vehicles for lease                       (10,222,877)     (147,692)
Other                                                     (33,700)      (82,431)
                                                        ---------       -------
Cash (used in) provided by investing activities           777,720       977,547
                                                        ---------       -------

Cash flows from financing activities:
Proceeds from issuance of redeemable preferred stock       (2,000)    1,475,000
Proceeds from issuance of common stock                    913,840
Additions to notes payable to banks                     9,562,638
Proceeds from leases sold under repurchase obligations                  115,850
Payments on notes payable to banks                     (9,711,450)   (1,880,608)
Increase in advances from affiliate                       546,119
Dividends paid on preferred stock                        (196,470)      (82,375)
                                                        ---------       -------
Cash provided by financing activities                   1,112,677      (372,133)
                                                        ---------       -------
Increase (decrease) in cash                                 9,375        34,072

Cash:
Beginning of period                                       190,841        55,277
                                                        ---------       -------
End of period                                         $   200,216     $  89,349
                                                        =========       =======


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The 1996 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington business trust whose beneficiary is WestAF. The statements for the three and six months ended September 30, 1996 and 1995, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $272,459 and $85,876 for the six months ended September 30, 1996 and 1995, respectively.

3. During the quarter ended September 30, 1996, a preferred shareholder exercised warrants to purchase 20,000 shares of common stock at $.50 a share and the company sold 99,360 shares of common stock for $9.00 a share in a private placement. In October 1996 the company received subscriptions to purchase an additional 125,640 shares of common stock also at $9.00 per share.

4. Earnings per share are computed using the weighted-average number of common shares outstanding for the three and six months ended September 30, 1996 and 1995 respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

5. On August 12, 1996, the Company's origination/issuer trust, Westar Lease Origination Trust, completed the sale of $8,856,250 in retail automobile
lease-backed securities in a private-placement offering.   The securities are
insured by MBIA Insurance Corporation and were rated AAA by Standard & Poor's Corporation and Aaa by Moody's Investors Service. The Companys' proceeds were reduced by a credit enhancement amount which is anticipated to be paid out of future cash flows from the pool of contracts sold. Recourse to the Company is limited to the extent of the credit enhancement of approximately $635,000 at September 30, 1996. The securities carry a coupon rate of 6.86% and have a maximum term of 61 months. The Industrial Bank of Japan, Limited served as structuring agent and advisor. The Company continues to service leases securitized and will receive servicing income from the securitized pool.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

After approximately two and a half years of planning and development, the Company began full-scale operations under its Dealer-Direct Retail Leasing ("DDRL") program in October 1995. This new program is a significant change in the way the Company markets, performs credit analysis, finances and services leases. As a result, the Company committed significant personnel time and resources to its development. Throughout most of the last three fiscal years, management was identifying key personnel, developing internal policies and procedures, enhancing data processing systems, developing the marketing and pricing literature for the dealers, obtaining the necessary financing, and testing system capability and capacities. It is management's opinion, that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and losses incurred to date represent an investment in the Company's future operations.

The net loss reported of approximately $1,329,000 for the six months ended September 30, 1996, reflects the significant costs incurred in consummating the company's first securitization of its vehicle leases. The initial securiti-zation was expected to and did incur very significant costs which should not be repeated. Also during the second quarter of fiscal 1997, the Company was putting the finishing touches on its Carlson Trust structure -- an innovative, unique and reusable securitization structure. The result: with less than a year of relevant operating history, the consummation of the Company's first asset-backed securitization of approximately $9,500,000 of leases on August 12, 1996 rated AAA by Standard & Poor's and Aaa by Moody's Investor's Service. The securities have a 5 year term, carry a coupon rate of 6.86% and an all-in rate of 7.36% reducing the Company's cost of funds on the leases included in the pool from an average rate of 9.07%. The cost: a significant amount of costs related to the securitization were incurred in the second quarter as compared to the same quarter a year ago.

In addition, a significant increase in marketing costs (included in general and administrative expenses) as compared to the comparable period of the prior year when DDRL operations had not yet begun. During the second quarter of the prior fiscal year, the Company added a national marketing director and three Area Sales Managers to serve the Washington market and, in the last quarter of the prior fiscal year, added two additional Area Sales Managers to serve the Oregon and Idaho markets. The results of operations for the six months ended September 30, 1996, reflect the full burden of this marketing penetration. The result:
as of September 30, 1996, the Company had over 200 dealers signed and had acquired approximately $15,200,000 in vehicle leases from those dealers.

The Company records a deferred tax asset related to its operating losses as it believes that it has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its growth. The principal cash requirements include (i) amounts necessary to acquire leases,
(ii) general and administrative expenses, (iii) debt service and (iv) preferred stock dividends. For the foreseeable future, the Company expects to continue to use financing activities including securitization of leased vehicles as its primary source of funds for operating and investing activities.

Acquisitions of automobile leases, general and administrative expenses and interest on debt represent the Company's primary uses of cash in its operating and investing activities. As discussed previously, general and administrative costs increased substantially in 1996 as compared to prior years, primarily due to the development and start-up of the DDRL program.

Lease securitizations are a primary source of cash. At September 30, 1996, the Company had securitized approximately $9,500,000 of leases on August 12, 1996 rated AAA by Standard & Poor's and Aaa by Moody's Investors Service. The securities have a 5 year term, carry a coupon rate of 6.86% and an all-in rate of 7.36% reducing the Company's cost of funds on the leases included in the pool from an average rate of 9.07%. As the Company retained the servicing of leases securitized, it will be receiving servicing income from the securitized pool.

The revolving credit facility provided by Bank One, Columbus, NA ("Bank One") is the primary source of cash to finance the acquisition of automobile leases until securitization through the facility made available by The Industrial Bank of Japan, Limited ("IBJ"). After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations provide a source of cash for future acquisition of automobile leases and general and administrative expenses.

In 1994, 1995 and 1996, the Company raised $4,250,000 from the sale of redeemable preferred stock. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions.

During the quarter ended September 30, 1996, a preferred shareholder exercised warrants to purchase 20,000 shares of common stock at $.50 a share and the Company sold 99,360 shares of common stock for $9.00 a share in a private placement. In October 1996 the company received subscriptions to purchase an additional 125,640 shares of common stock also at $9.00 per share.

It is the opinion of management that, as of September 30, 1996, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financings to provide for the Company's anticipated growth over the next several years.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 1996, a preferred shareholder exercised warrants to purchase 20,000 shares of common stock at $.50 a share and the company sold 99,360 shares of common stock for $9.00 a share in a private placement. In October 1996 the company received subscriptions to purchase an additional 125,640 shares of common stock also at $9.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Shareholders was held on July 22,1996.
Joel I. Davis and Charles S. Seel were re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were R. W. Christensen, Jr., Cathy L. Carlson, Robert L. Lovely and David Soward.

Other matters voted upon at the meeting included amending the Company's 1994 Stock Option Plan.

The number of votes cast for, against, withheld or abstained, as applicable, for the various matters voted upon are summarized in the following table:

            Directors                     Stock Option Plan
           -------------            ----------------------------
        For     Withhold               For    Against   Abstained
      -------   -------              -------  -------   ---------
      999,996    18,200              853,478   57,942     45,102

ITEM 5.  OTHER INFORMATION

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Index to Exhibits

              2. Plan of acquisition, reorganization, arrangement, liquidation or succession

                  2.1 Plan and Agreement of Merger between Westar Financial Services Incorporated and Republic Leasing Incorporated incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

              3.  Articles of Incorporation and Bylaws

                  3.1 The Articles of Incorporation of Westar Financial Services Incorporated filed on February 13, 1996 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                  3.2 The Bylaws of Westar Financial Services Incorporated adopted on February 21, 1996 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

              4. Instruments defining the rights of security holders, including indentures.

                  4.1 Designation of Rights and Preferences of Republic Leasing Incorporated Series 1 Preferred Stock incorporated by reference to the Exhibit to Form 10-K dated
                       June 11, 1996.

                  4.2 Designation of Rights and Preferences of Republic Leasing Incorporated Series 2 Preferred Stock incorporated by reference to the Exhibit to Form 10-K dated
                       June 11, 1996.

                  4.3 Designation of Rights and Preferences of Republic Leasing Incorporated Series 3 Preferred Stock incorporated by reference to the Exhibit to Form 10-K dated
                       June 11, 1996.

                  4.4 Designation of Rights and Preferences of Republic Leasing Incorporated Series 4 Preferred Stock incorporated by reference to the Exhibit to Form 10-K dated
                       June 11, 1996.

             10.  Material Contracts.

                  10.1 Republic Leasing Incorporated 1994 Stock Option Plan incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                  10.2 The Letter Agreement between Republic Leasing Incorporated and The Industrial Bank of Japan, Limited dated March 3, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                  10.3 Revolving Credit Agreement among Westar Auto Finance, L.L.C. as Borrower, Republic Leasing Incorporated as Guarantor and Bank One, Columbus, N.A., as Lender dated July 12, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                  10.4 Amendment, dated February 15, 1996, to the Revolving Credit Agreement with Bank One, Columbus, N.A., dated July 12, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None



                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                       WESTAR FINANCIAL SERVICES INCORPORATED




November 13, 1996                        R. W. Christensen, Jr., President
(Date)                                 (Signature)


November 13, 1996                        T. M. Foley, Vice President, Finance
(Date)                                 (Signature)