Form 10-Q
period 1996-12-31
REPUBLIC LEASING INC /WA/
filed 1997-02-14
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  December 31, 1996

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

Yes:  X          No
     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                              1,692,300
                Class              Number of Shares Issued at January 31, 1997




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of December 31, 1996 and March 31, 1996


                                                      December 31     March 31
                                                      (Unaudited)

Cash                                                $    134,703   $   190,841
Accounts receivable, net of allowance
  for credit losses                                      173,506       178,585
Credit enhancement receivable, net of
  allowance for credit losses                          1,082,389         - 0 -
Due from affiliate                                         - 0 -        34,291
Lease repurchase agreements                                - 0 -       948,537
Net investment in direct finance leases, net of
  allowance for credit losses                          2,372,469     5,477,866
Deferred Federal income tax asset                      2,043,842     1,094,407
Other assets                                             315,521       285,658
                                                      ----------     ---------
                                                    $  6,122,430   $ 8,210,185
                                                      ==========     =========


Accounts payable                                    $    651,987   $   409,681
Notes payable to bank                                  2,014,950     4,357,929
Amounts payable under lease repurchase agreements          - 0 -       941,224
Due to affiliate                                         744,828         - 0 -
Other                                                    409,236       104,797
                                                       ---------     ---------
                                                       3,821,001     5,813,631
                                                       ---------     ---------

Redeemable Preferred Stock                             4,248,000     4,250,000
                                                       ---------     ---------

Common stock, no par value                             2,864,795       820,195
Accumulated deficit                                   (4,811,366)   (2,673,641)
                                                      ----------     ---------
                                                      (1,946,571)   (1,853,446)
                                                      ----------     ---------
                                                    $  6,122,430   $ 8,210,185
                                                      ==========     =========

See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three and nine months ended December 31, 1996 and 1995
(Unaudited)

                                     Three Months Ended      Nine Months Ended
                                       1996      1995         1996       1995
Revenues:
Earned income-direct financing
  leases                           $ 124,929  $  42,448    $ 386,547  $ 105,914
Proceeds from sales and
  securitizations                  9,001,087     50,188   19,500,750  1,140,850
Other income                          28,429     18,433      106,778    114,993
                                   ---------    -------   ----------  ---------
Total revenues                     9,154,445    111,069   19,994,075  1,361,757
                                   ---------    -------   ----------  ---------
Direct Costs:
Interest                             124,426     21,342      399,301     78,130
Costs related to sales and
  securitizations                  9,540,245     41,653   20,734,795  1,107,326
Provision for (recovery of)
  credit losses                       42,417     22,393       99,239    ( 3,714)
Other                                 15,743     16,316       34,485     29,528
                                  ----------    -------   ----------  ---------
Total direct costs                 9,722,831    101,704   21,267,820  1,211,270
                                  ----------    -------   ----------  ---------
                                    (568,386)     9,365   (1,273,745)   150,487

General and administrative expenses  507,010    401,926    1,518,710  1,061,075
                                     -------    -------    ----------   -------
Loss before income tax benefit
  and extraordinary item          (1,075,396)  (392,561)  (2,792,455)  (910,588)

Deferred Federal income tax benefit  365,637    129,878      949,435    304,286
                                     -------    -------      -------    -------
Loss before extraordinary item    (  709,759)  (262,683)  (1,843,020)  (606,302)

Gain on extinguishment of debt,
  net of deferred tax                  - 0 -      - 0 -        - 0 -     43,714
                                     -------    -------      -------    -------
Net Loss                          (  709,759)  (262,683)  (1,843,020)  (562,588)

Dividends on redeemable
  preferred stock                 (   98,235)   (76,728)    (294,705)  (184,107)
                                     -------     -------     -------    -------
Net loss applicable to
  common stock                   $(  807,994) $(339,411) $(2,137,725) $(746,695)
                                    =========  =========  ===========  =========

Net loss per share                    $ (.49)    $ (.25)     $ (1.38)    $ (.54)
                                         ===        ===          ===        ===

Weighted average number of shares  1,660,890  1,380,500    1,550,200   1,380,500
                                   =========   =========   =========   =========

See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the nine months ended December 31, 1996 and 1995
(Unaudited)

                                                           1996          1995


Net cash used in operating activities               $ ( 3,240,703)   $ (978,710)
                                                       -----------     ---------

Cash flows from investing activities:
Recovery of vehicle costs through sales and
   securitizations                                     20,338,556     1,383,543
Purchases of vehicles for lease                       (17,303,219)   (2,270,390)
Other                                                 (    34,808)   (      120)
                                                        ---------       -------
Cash (used in) provided by investing activities         3,000,529    (  886,967)
                                                        ---------       -------

Cash flows from financing activities:
Proceeds from issuance of redeemable preferred stock       (2,000)    1,550,000
Proceeds from issuance of common stock                  2,044,600         - 0 -
Additions to notes payable to banks                    15,750,971     2,386,782
Loan origination costs                                      - 0 -    (   55,655)
Proceeds from leases sold under repurchase obligations      - 0 -       115,850
Payments on notes payable to banks                    (18,093,950)   (1,996,282)
Increase in advances from affiliate                       779,120         - 0 -
Dividends paid on preferred stock                        (294,705)   (  107,379)
                                                        ---------     ---------
Cash provided by financing activities                     184,036     1,893,316
                                                        ---------     ---------
Increase (decrease) in cash                           (    56,138)       27,639

Cash:
Beginning of period                                       190,841        55,277
                                                        ---------       -------
End of period                                         $   134,703     $  82,916
                                                        =========       =======


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company's consolidated annual financial statements presented in the 1996 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington business trust whose beneficiary is WestAF. The statements for the three and nine months ended December 31, 1996 and 1995, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three and nine months ended December 31, 1996, are not necessarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $273,728 and $108,455 for the nine months ended December 31, 1996 and 1995, respectively.

3. During the third quarter of 1996 the revolving warehouse line of credit with Bank One was increased from $12,000,000 to $25,000,000. Final documents related to this increase are currently in process of being completed.

4. During the nine months ended December 31, 1996, the Company sold 225,000 shares of common stock in a private placement at $9.00 per share. The Company also issued an additional 36,800 shares in various warrant and option transactions for $19,600.

5. Earnings per share are computed using the weighted-average number of common shares outstanding for the three and nine months ended December 31, 1996 and 1995, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

6. During the nine months ended December 31, 1996 the Company's innovative and unique origination/titling/issuer trust, Westar Lease Origination Trust ("WestLOT"), completed two asset-backed securitization transactions of approxi-mately $18,600,000 of lease contracts in private-placement offerings. The Company has named the form of the new securitization structure a "Carlson Trust". The securities sold are insured by MBIA Insurance Corporation and were rated AAA by Standard & Poor's Corporation and Aaa by Moody's Investors Service. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold, such unremitted portion of proceeds represents a credit enhancement to the purchase of trust certificates, as it provides addi-tional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the lease contracts sold. The securities have a maximum term of 61 months. The Industrial Bank of Japan, Limited served as structuring agent and advisor on both transactions. The Company continues to service leases securitized and receives servicing income from the securitized pools.


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

The net loss reported of $2,137,725 for the nine months ended December 31, 1996, reflects the significant costs incurred in consummating the Company's first and second securitizations of vehicle lease contracts. The Company has developed an innovative and unique securitization structure that it has named the "Carlson Trust". The Company has demonstrated that the Carlson Trust structure is reusable both for securitizations and warehousing. With only a year of relevant operating history, the Company has completed two asset-backed securitization transactions of approximately $18,600,000 of lease contracts, rated AAA by Standard & Poor's and Aaa by Moody's Investor's Service. The securities have a 5 year term. In addition, a significant increase in marketing costs (included in general and administrative expenses) was incurred as compared to the compa-
rable period of the prior year when DDRL operations had only just begun.   The
results of operations for the nine months ended December 31, 1996, reflect the full cost of attaining this marketing penetration. The result: as of December 31, 1996, the Company had over 272 dealers signed and had acquired approximately $22,300,000 in vehicle leases from those dealers. During the second quarter of this fiscal year the Company added a Vice President-Operations and in the third quarter added a Controller thereby increasing general and administrative expenses compared to the prior year.

The Company records a deferred tax asset related to its operating losses as it believes that it has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its growth. The principal cash requirements include (i) amounts necessary to acquire leases,
(ii) general and administrative expenses, (iii) debt service and (iv) preferred stock dividends. For the foreseeable future, the Company expects to continue to use financing activities including the sale and securitization of leased vehicles as its primary source of funds for operating and investing activities.

Acquisitions of automobile leases, general and administrative expenses and interest on debt represent the Company's primary uses of cash in its operating and investing activities. As discussed previously, general and administrative costs increased substantially in 1996 as compared to prior years, primarily due to the development and start-up of the DDRL program as well as the expansion of the Company's activities.

Lease securitizations are a primary source of cash. As previously disclosed, the Company has completed securitizations in both the second and third quarters and now has approximately $18,600,000 in total leases securitized as of December 31, 1996. As the Company retains the servicing of leases securitized, it receives servicing income from securitized pools.

The revolving credit facility provided by Bank One, Columbus, NA ("Bank One") is the primary source of cash to finance the acquisition of automobile leases until securitization through the facility made available by The Industrial Bank of Japan, Limited ("IBJ"). During the third quarter of 1996 the revolving warehouse line of credit was increased from $12,000,000 to $25,000,000. Final documents related to this increase are currently in process of being completed. After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations provide a source of cash for future acquisition of automobile leases and general and administrative expenses.

In 1994, 1995 and 1996, the Company raised $4,250,000 from the sale of redeemable preferred stock. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions. In May of 1996, a preferred shareholder redeemed 2,000 shares of preferred stock in exchange for 2,000 shares of common stock through exercise of an equivalent number of warrants.

During the nine months ended December 31, 1996, the Company sold 225,000 shares of common stock in a private placement at $9.00 per share. The Company also issued an additional 36,800 shares in various warrant and option transactions for $19,600.

It is the opinion of management that, as of December 31, 1996, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financings to provide for the Company's anticipated growth over the next several years.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

In October 1996 the Company issued an additional 125,640 shares of common stock at $9.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

                                       WESTAR FINANCIAL SERVICES INCORPORATED




February 13, 1997                        R. W. Christensen, Jr., President
(Date)                                  (Signature)


February 13, 1997                        T. M. Foley, Vice President, Finance
(Date)                                  (Signature)