Form 10-K
period 1997-03-31
REPUBLIC LEASING INC /WA/
filed 1997-09-19
CIK 761682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                             FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

 For the fiscal year ended March 31, 1997  Commission File Number 2-95465-S

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                    ------        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Aggregate market value of voting stock held
               by non-affiliates of the registrant at May 30, 1997

                                   $8,302,814

1,712,300 shares of no par value Common Stock outstanding as of May 30, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its November 17, 1997, Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

                    Total of Sequentially Numbered Pages:
                      Exhibit Index is Located at Page

                                       PART I
Item 1. Business

General
-------

Westar Financial Services Incorporated ("Westar"), successor to Republic Leasing Incorporated ("RLI"), was originally formed in 1985 as Republic Leasing VI, a limited partnership, and incorporated in 1989 in the state of Delaware. At a special shareholders' meeting held on March 25, 1996, the shareholders of RLI approved a plan of merger between Westar and RLI which in effect accomplishes a re-incorporation in the State of Washington. In April 1996, the Company began using the tradename "Westar Leasing" which is also registered in the state of Washington.

In October 1995, the Company introduced its Dealer-Direct Retail Leasing Program ("DDRL") operations full-scale, originating leases into the newly formed Westar Lease Origination Trust ("WestLOT"), which together with other associated entities, is known as a "Carlson Trust," a form of a Massachusetts business trust specifically designed by the Company for asset backed securitizations. WestLOT is reusable and can simultaneously afford bankruptcy-remote protection to multiple securitizations. In addition, it can support both warehousing credit facility activities and securitizations at the same time.

Westar's business activities focus solely on the prime-credit sector of the consumer automobile leasing market. The Company has established non-exclusive relationships with over 40% of the manufacturer-franchised auto dealers in the Northwest region of the United States and seeks to become the first national auto leasing finance company. The Company pools and securitizes its auto lease receivables, servicing such leases during their term and remarketing leased automobiles upon expiration of the leases.

Forward-Looking Statements
--------------------------

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

Business Strategy
-----------------

The Company's management believes the Company can effectively compete in the prime credit auto leasing market due to: (i) management's extensive experience in the leasing business; (ii) the Company's innovative DDRL program, which reduced turnaround time on lease applications to 23 minutes;
(iii) the Company's proprietary credit management systems which are designed to control loss exposure; (iv) the Company's ability to securitize pools of leases, reducing its cost of funds to competitive levels; (v) the Company's established relationships with Bank One, Columbus, N.A. ("Bank One"), The Industrial Bank of Japan ("IBJ"), MBIA Insurance Corporation ("MBIA"), Moody's Investor Services ("Moody's"), and Standard and Poor's ("S&P"); (vi) a large and expanding market with few specialty finance competitors in the prime credit sector.

The Company's business strategy is to (i) provide personal and attentive service primarily to the manufacturer-franchised automobile dealers in its network, (ii) lease to prime quality credit applicants in order to build a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio in the short-term through warehouse credit facilities and in the long-term through asset backed securitizations and (iv) manage its residual value risk.

The Company offers its DDRL program to selected automobile dealers based on their reputation, location and size. Each participating dealer is required to sign a non-exclusive dealer agreement which is primarily designed to protect Westar against potential dealer misrepresentations and some forms of consumer fraud. The Company attempts to meet the needs of its dealers through aggressive service to the dealer, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the DDRL program to automobile dealers in the states of Washington, Oregon, Idaho and Montana. At March 31, 1997 and 1996, the Company had 283 and 101 dealers signed, respectively.

Leases acquired from dealers are pre-approved by the Company's experienced lease production officers ("LPOs") and must meet the Company's credit and documentation standards prior to funding. Lessees must meet the Company's established debt/income and payment ratios and must possess a credit history exhibiting a willingness to pay creditors on an agreed basis. The Company has developed and relies upon a proprietary credit scoring system which enables the Company to control the consistency of the credit quality of the applications it approves and to segment its portfolio by statistically validated risk levels.

The Company has initiated, funded and serviced nearly $100 million of equipment and vehicle leases for hundreds of corporate clients. Over the past several years the Company has sold, while retaining all servicing, approximately $15 million of lease production to other financial institutions. In fiscal 1997, the Company sold through securitization transactions $18.6 million of DDRL leases and the underlying assets. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1997, leased assets outstanding which are not held in the Company's portfolio but are serviced by the Company for others approximated $1 million of commercial leases and $17.5 million of securitized DDRL leases. The Company also services approximately $8 million of DDRL leases held in its portfolio awaiting securitization.

Competition
-----------

The national and northwest retail automobile leasing industry is dominated by large banks and captive finance subsidiaries of the vehicle manufacturers. While the banks currently dominate the overall market for new vehicle leases, vehicle manufacturers, each of which sponsors either a subsidiary finance program or a bank-sponsored program, can and do compete extremely aggressively on price. Price competition is very selective, however, with captives typically promoting one model or another at price levels at or below their cost of funds (known as "subvention" programs). Other dealer models are priced at competitive, rather than super-competitive, levels. Manufacturer's subvention programs typically restrict substantially the profit margin available to the selling dealer. None of the Company's remaining competitors, including dealer-affiliated leasing companies, independent leasing companies, other banks or credit unions exercises either market leadership or dominance. Through the use of lower costs made possible by securitization as well as lower overhead, regulatory burden and transaction costs, the Company can be price competitive with its larger competitors and potentially surpass them with better dealer service and customer responsiveness.

Credit Practices and Delinquency and Credit Loss Experience
-----------------------------------------------------------

The Company's success is, in part, dependent on its ability to develop a portfolio of prime-credit leases so as to minimize its delinquency and credit loss experience. Each lease applicant must pass the scrutiny of the Company's semi-automated credit evaluation system and the review of its experienced lease production personnel, both of which are components of Westar's proprietary LASIR system.

In connection with the servicing of leases, the Company is responsible for managing delinquent accounts, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for credit losses at a rate which management believes will provide adequately for current and probable future losses.

The Company considers a lease delinquent when the lessee fails to make an installment payment by the due date. A delinquent lease may result in the repossession and foreclosure of the collateral underlying the lease contract. Losses resulting from repossession and foreclosure of leases are charged against applicable allowances. The Company had approximately $8 million and $5.5 million in DDRL leases outstanding at March 31, 1997 and 1996, respectively. At March 31, 1997 and 1996, there were no leases delinquent for 31 or more days and there were no leases in repossession.

Although the Company's delinquency and credit loss experience is at or below that of other prime-credit producers, the loss experience rate depicted in the table below is much higher than management's expectation for future periods. The leases contributing to the losses in 1996 were acquired during the Company's development and test phase and were not approved using the credit policies, guidelines and procedures currently in place and which the Company has been using since full-scale operations began in October 1995.

In fiscal 1997, the Company completed its first two lease securitizations, referred to as 1996 PIC-A and 1996 PIC-B, which are described in more detail elsewhere in this report (see Financing). As a result, the Company has established the PIC's as static pools in order to report credit losses and repossession experience on a consistent and comparable basis. The Total Portfolio column for 1997, in addition to the PIC's, includes newer leases that have not yet been included in a securitization. The information for 1996 represents leases that were not included in a securitization as of that date. The credit and repossession experience on the Company's DDRL leases serviced for the years ended March 31, 1997 and 1996 was as follows:


Credit Loss/Repossession Experience(1)
                                   1997                           1996
                      ----------------------------------------  ---------------

DELINQUENCY EXPERIENCE:
                       Static Pool Static Pool Total Portfolio  Total Portfolio
                          PIC-A     Pool PIC-B
                      ----------------------------------------  ---------------

                         $9,513,652  $8,935,147    $26,451,606      $5,417,166

Delinquencies at March 31:
     31 -- 60 days           31,865     28,112        59,977               0
     61 -- 90 days           51,213          0        51,213               0
     91 days or more              0          0             0               0
                             ------     ------       -------              --
Total delinquent 31 or more  83,078     28,112       111,190               0

Delinquencies as a % of static pool
                              0.87%      0.31%         0.42%            0.00%

Amount in repossession            0         0             0                 0
Total delinquencies and amount in repossession
                             83,078     28,112       111,190                0

Total delinquencies and amount in repossession
as a percentage of static pool 0.87%     0.31%         0.42%             0.00%

CREDIT LOSS/REPO EXPERIENCE:

Gross charge-offs(2)      $  117,466         0     $ 170,037           $ 85,000
Recoveries                  ( 79,598)        0      (118,948)           (57,000)
                            -------        ---       -------             ------

Net Losses                $   37,868         0     $  51,089           $ 28,000

Net losses as a % of static pool
                               0.40%      0.00%        0.19%              0.90%

(1) All amounts and percentages are based on the initial implicit principal balance for the securitized leases and the net investment amount for non securitized leases.
2) Amount charged off includes the remaining net investment balance in the lease.

Financing
---------

The Company securitizes leases acquired as asset backed securities. The Company services the securitized leases. In March 1995, the Company entered into an agreement with IBJ whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by vehicle lease receivables. IBJ negotiated the pricing, pre-sold and placed the Company's first two securitizations which were sold during fiscal 1997, known as "1996 PIC-A" and "1996 PIC-B." In March 1997, IBJ offered to expand the securitization facility to $200 million.

In July 1995, the Company entered into an agreement with Bank One for a $12 million revolving credit facility to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize such leases through the IBJ facility. The Company must comply with quarterly debt/equity ratios, net worth requirements and restrictions on the payment of dividends on common stock to utilize the line. In November 1996, Bank One agreed to increase the revolving credit line to $25 million subject to certain conditions. Final documents related to this increase are currently being completed.

The three-year warehouse facility allows short-term borrowing of up to 95% of the cost of a lease and is secured by a security interest in the vehicle specified in the lease at origination. In August 1996, the warehouse facility was amended to be non-recourse to the Company. The interest rate, originally 30-day LIBOR plus 400bp, is now LIBOR plus 300bp, which approximates the prime rate. Under the terms of the agreement, Bank One has the option of reviewing each credit and rejecting any lease which it, in its sole discretion, believes does not meet standards appropriate to prime credits.

Principal and interest payments on the warehouse credit facility are generated by monthly lease payments. Upon completion of a securitization the warehouse loans are repaid from the proceeds of the securitization. Any loan related to a lease which becomes non-performing while covered by the credit facility is repaid.


Regulatory Matters
------------------

The Company's operations are subject to regulation under federal, state and local laws, rules and regulations. In addition, the Company is required to obtain and maintain certain licenses and qualifications in the states in which it operates.

Several states and the federal government have enacted "lemon laws" and similar statutes containing warranty protections for consumers who purchase or lease new or used motor vehicles. The application of these statutes may give rise to a claim or defense by a consumer against the manufacturer of a purchased vehicle or the dealer from or through whom such consumer leased such vehicle. The Company may be required to cancel a lease contract with a consumer who successfully asserts such a claim or defense, and, while the Company would have a claim against the manufacturer or such dealer, there can be no assurance that the Company will be made whole in every case in which the consumer successfully asserts such rights.

The Company is also subject to the Consumer Leasing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the rules and regulations promulgated thereunder, and certain rules of the Federal Reserve Board and the Federal Trade Commission. These laws require the Company to provide certain disclosures to prospective lessees, prohibit misleading advertising and protect against discriminatory financing or unfair credit practices.

Violations of the federal and state laws, rules and regulations described above may result in actions for damages, claims for refunds of payments made, fines and penalties, injunctions against illegal practices, license revocation or the potential forfeiture of rights to repayment of amounts due under leases. The Company has established internal controls to ensure that it is in compliance with all legal and regulatory requirements. Further, the Company maintains internal systems and controls to monitor, respond to and resolve informal and formal complaints raised by the lessees of its vehicles.

Employees
---------

As of March 31, 1997 and 1996 the Company had 18 employees. Many of Westar's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain employees who are in great demand within our industry. At times, the Company may experience difficulty in hiring and retaining experienced personnel. To date, the Company has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Executive Officers
------------------

Set forth below is certain information concerning the executive officers of the Company as of March 31, 1997:

Name                          Age                    Position
--------------------------   ------            ------------------
Robert W. Christensen, Jr.    48               President and CEO

Cathy L. Carlson              41               Vice President, Operations

Thomas M. Foley               53               Vice President, Finance and CFO


R. W. Christensen, Jr., age 48, is the President (since 1978) and Chairman of the Board of Directors (since 1995) of the Company. Prior to 1978 he held positions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors (1987-1990) of Heritage Federal Savings & Loan Association. He is President and director of Mud Bay Holdings Ltd., a privately held investment firm. Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988. He has served as director of Washington Independent Bankshares (1982). Mr. Christensen serves as the court-appointed Trustee of CASR Trust, a multi-year, multi-million dollar fund established by the bankruptcy court for the benefit of the creditors of All Seasons Resorts. He graduated from the College of Great Falls (B.A. with Honors, Management and Economics) and received an MBA from the University of Puget Sound.

Cathy L. Carlson, age 41, is a director of the Company (since 1992), Vice President-Operations with responsibilities for Dealer Support, Lease Servicing, Operations and Management Information Systems (since 1996), Vice President - Finance with responsibility for accounting, finance and administration (from 1991 to 1996) and had also served as Controller and CFO (from 1987 to 1996). Ms. Carlson is a Certified Public Accountant and was with Coopers & Lybrand from 1980 to 1987. She is a member of the Washington Society of CPAs and the American Institute of CPAs. Ms. Carlson graduated from Seattle University (B.A., Accounting.)

Thomas M. Foley, age 53, is the Vice President-Finance and Chief Financial Officer with responsibilities for all accounting and finance functions (since
1996). Prior to joining the Company, he was Vice President - CFO of Print NW/Six Sigma in Tacoma (from 1990 to 1996). Prior to joining Print NW, he was Senior Vice President- Chief Financial Officer of the Philadelphia Stock Exchange (from 1987 to 1990). Previously, he had served as Vice President-Finance and Administration with Albert Nipon, Inc., Vice President-Information Resources Management with Mack Trucks, Inc. and was with Price Waterhouse from 1965 to 1976. He is a member of the Washington Society of CPAs, the American Institute of CPAs and the Financial Executives Institute. Mr. Foley graduated from LaSalle University (B.S. with Honors, Accounting) and received an MBA from Temple University.

Item 2. Properties
------------------

The general and administrative offices of the Company are located at The Republic Building, Olympia, Washington 98501, on leased premises with approximately 4,400 square feet. The lease expires October 31, 1998. The facilities are adequate for the Company's current and planned operations.

Item 3. Legal Proceedings
-------------------------

There are no reportable events.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There are no submission of matters to a vote of security holders.

                                   PART II

Item 5. Market for the Company's Stock and Dividend Policy
----------------------------------------------------------

Trading of the Company's common stock began on November 28, 1995, and is facilitated through the NASD OTC Bulletin Board (OTC:WEST). As of March 31, 1997, the Company had 357 stockholders of record. The Company has not paid any dividends on the common stock. The borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see note 8 to the Financial Statements) restrict the payment of dividends on the common stock. Management does not expect to pay dividends on the common stock in fiscal 1998.

The following table summarizes the high and low bid prices of the Company's stock for fiscal years ended March 31, 1997 and 1996, adjusted for the two-for-one stock split declared on May 10, 1996 (see note 9 to the Financial Statements).


Fiscal 1996                                     High             Low

  Third quarter ended December 31, 1995         $3.50           $3.00
  Fourth quarter ended March 31, 199             4.31            3.50

Fiscal 1997

  First quarter ended June 30, 1996            $12.50           $3.75
  Second quarter ended September 30, 1996       13.00            7.00
  Third quarter ended December 31, 1996         17.00            7.50
  Fourth quarter ended March 31, 1997           10.00            6.87

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6. Selected Financial Data
-------------------------------

Selected financial data as of and for the five years ended March 31, are as follows (all amounts in thousands except per share data):

                                         Years Ended March 31
                       -------------------------------------------------------
                       1997        1996         1995         1994        1993
                       -------------------------------------------------------

Total revenues       $20,743     $1,629       $2,138      $ 1,054     $ 4,903

Loss before cumulative effect of change in accounting principle and extraordinary item

                      (1,898)     (895)        (468)         (649)       (159)

Loss before cumulative effect of change in
accounting principle and extraordinary item
per common share
                       (1.48)     (.85)        (.43)         (.46)       (.12)

Total assets          12,292     8,210         4,311        4,059       7,050

Total liabilities     10,134     5,814         3,263        3,283       6,521

Redeemable preferred stock
                       4,248     4,250         1,800          925

The loss per common share for 1997, 1996, 1995 and 1994 has been calculated on a basis after giving effect to preferred stock dividends of approximately $393,000, $275,000, $120,000 and $14,000, respectively and have been adjusted for the 2-for-1 stock split (see note 9 to the Financial Statements).

Item 7. Management's Discussion and Analysis of
 Financial Condition and Results of Operations
-----------------------------------------------

Forward-Looking Statements
--------------------------

See the similarly captioned section in Item 1 regarding the existence of forward-looking statements herein.


Results of Operations and Changes in Financial Position
-------------------------------------------------------

After approximately two and a half years of planning and development, the Company began full-scale operations under its Dealer-Direct Retail Leasing ("DDRL") program in October 1995. The program is a significant change in the way the Company markets, performs credit analysis, finances and services leases. As a result, the Company committed significant personnel time and resources to its development. While the Company's statement of operations reports a net loss of approximately $1,898,000, $852,000 and $468,000 in fiscal 1997, 1996 and 1995, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and represents an investment in the Company's future operations.

The increase in revenues of $19,115,000 (1,174%) from fiscal 1996 to 1997 was mainly due to the Company's completion of two asset backed securitization transactions of approximately $18,600,000 of lease contracts in private placement offerings. Other increases are due to lease revenues prior to securitization which are a consequence of substantial increases in lease volume. The decline in revenues of $509,000 (24%) from fiscal 1995 to fiscal 1996 is due to the hiatus between the beginning of full-scale DDRL operations in October 1995 and the completion of the sale of the remaining commercial direct lease portfolio in the first quarter of fiscal 1996.

Direct costs as a percentage of revenues (105% in 1997, 88% in 1996 and 88% in 1995) increased from 1996 to 1997 resulting in a decrease in the gross margin from $191,000 to $(984,000). During 1997, the increase of direct costs is due primarily to the following factors: the Company consummated its first two asset backed securitizations the costs of which exceeded proceeds primarily because of the non-recurring costs of design of the innovative Carlson
Trust, the fixed costs related to relatively small transactions and the cost premiums which apply to a new issuer. Interest costs related to warehousing leases prior to securitization increased by $354,000 due to the increased volume of leases written. Other major costs that increased in total dollars which were also related to volume were the allowance for bad debts as well as lease value deficiency ("GAP") insurance expense.

General and administrative expenses increased $332,000 (19%), $622,000 (55%) and $239,000 (27%) during fiscal years 1997, 1996 and 1995, respectively. Costs have been incurred to cover the increase in new dealers being signed into the program and the increases in the leases being funded. During 1997, a Vice President of Operations and a Controller were added to the Company's personnel. Other expenses occurred with expansion such as more highly compensated personnel, system expenses and marketing. Management expects the current level of general and administrative expenses will begin to level off. Marketing costs will increase with continuing geographical expansion.

The provision for Federal income taxes as a percentage of net loss has fluctuated significantly over the three year period primarily due to a net deferred tax asset resulting from net operating loss carryforwards generated in 1995, 1996 and 1997. Realization of the deferred tax asset is dependent upon the ability of the Company to produce future taxable income of approximately $6.6 million or $550,000 annually over the next twelve years.
No operating loss is due to expire until fiscal 2009. It is management's opinion that with the ability to provide funding for significantly greater lease volumes based on the IBJ and Bank One financing facilities together with available tax planning strategies which include portfolio sales and tax benefit transactions, it is more likely than not that the Company will generate sufficient taxable income for realization of the net deferred tax assets. The Company has developed a strategy to become a national leasing organization based on its experience in its current region, the Pacific Northwest. By March 31, 1997, the Company had signed 42% of the dealers in its region to non-exclusive leasing agreements and funded approximately $23 million in leases in 1997 versus $5 million in 1996. The Company also demonstrated its ability to perform multiple securitizations and finalized the structure for doing so. These organizational activities have resulted in significant up-front costs to develop systems and a structure capable of handling the Company's projected lease volumes. Management believes that future revenues derived from this structure will allow recovery of the Company's initial investment and return operating profits before the end of 1999 (see Note 7 regarding federal income taxes).

Inflation and Changing Prices
-----------------------------

The Company's leases are written with fixed terms at fixed implicit rates. Interim financing for the leases is provided through the Bank One warehouse facility until sufficient volumes are pooled for securitization through the IBJ facility. The Company is at risk from interest rate fluctuation during the time it is pooling leases for securitization. Management has various tools available such as interest rate swaps and pre-funding rate caps to minimize the risks associated with the effect of changing prices.

The effect of inflation on general and administrative expenses over the last three years has been negligible.

Liquidity and Capital Resources
-------------------------------

The Company's business requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles, (ii) pay securitization costs, including amounts required for credit enhancement, (iii) satisfy working capital requirements, (iv) pay operating expenses, (v) satisfy debt service and (vi) pay preferred stock dividends. Many of these cash requirements increase as the Company's volume of leases increases. A substantial portion of the Company's revenues in any period is represented by revenues from securitizations of leases in such period but a portion of the cash underlying such revenues is received over the life of the leases. The Company anticipates raising additional capital to support its growth strategy as it expects to continue to have a negative cash flow from operating and investing activities as long as the volume of leases continues to grow rapidly. The Company has historically funded negative operating cash flows principally through borrowings from financial institutions and sales of equity and debt securities.

As previously disclosed, the Company completed securitizations in both the second and third quarter of fiscal year 1997 and has received proceeds of approximately $18.6 million as of March 31, 1997. As the Company retains the servicing of leases securitized, it receives servicing income from the securitized pools.

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are securitized through the facility made available by IBJ. During the third quarter of fiscal year ended 1997, the lender agreed to increase the revolving warehouse line of credit, subject to certain conditions, from $12,000,000 to $25,000,000. Final documents related to this increase are currently being completed. After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations provide a source of cash for future acquisition of vehicle leases and general and administrative expenses.

Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions. During the year ended March 31, 1997, the Company sold 225,000 shares of Common Stock in a private placement at $9.00 per share.

It is the opinion of management that, as of March 31, 1997, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years.

The following table sets forth the major components of the increase (decrease) in cash and cash equivalents:

                                                  Years Ended March 31
                                        ------------------------------------
(In thousands)                             1997          1996          1995
                                        ------------------------------------

Net cash used in operating activities   $(3,770)      $(1,267)        $(495)

Net cash used in investing activities    (2,865)       (3,455)         (491)

Net cash provided by financing activities 6,636         4,857           858
                                         -----------------------------------
Net increase(decrease) in cash and
    cash equivalents                          1           135          (128)
                                         ===================================

Comparison of Years Ended March 31, 1997 and 1996

     Net cash used in operating activities was $(3,770,000) in 1997 and $(1,267,000) in 1996, an increase of cash used of $(2,503,000). The increase was due primarily to an increase in net losses before taxes of $1,500,000 and and increase in the credit enhancement receivable of $1,200,000.

     Net cash used in investing activities was $(2,865,000) in 1997 and $(3,455,000) in 1996, a decrease of $590,000. An increase in the recovery of equipment costs and residual interest over the purchase of equipment for lease accounted for most of the decrease.

     The cash provided by financing activities was $6,636,000 in 1997 and $4,857,000 in 1996, an increase of $1,779,000. The increase in cash provided by financing activities in 1997 was due primarily to net proceeds from issuance of common stock and an increase in additions to long term debt to purchase equipment awaiting securitization. The increase was partially offset by a decrease in proceeds from issuance of redeemable preferred stock.

Comparison of Years Ended March 31, 1996 and 1995

     Net cash used in operating activities was $(1,267,000) in 1996 and $(495,000) in 1995, an increase of cash used of $(772,000). Cash used by the net decreases in liabilities were more than offset by the increase in accounts receivable and the increase in net loss before taxes which accounted for most of the use of cash in operating activities.

     Net cash used in investing activities was $(3,455,000) in 1996 and $(491,000) in 1995, an increase of $2,964,000. The increase was due to an increase in purchases of equipment for lease offset by a reduction in the recovery of equipment costs and residual interest received along with a reduction of lease receivables.

     The cash provided by financing activities was $4,857,000 in 1996 and $858,000 in 1995, an increase of $3,999,000. The increase in cash provided by financing activities in 1996 was due primarily to net proceeds from issuance of redeemable preferred stock, proceeds from an increase in notes payable offset by a decrease in proceeds from lease purchase agreements.

Subsequent Events

In April 1997, the Company entered into an agreement to borrow $1,500,000 from a Preferred Shareholder/Director. The loan is to be repaid no later than October 20, 1997 and bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The Company will record an expense for the fair value of the warrants, which is expected to approximate the difference between the fair value of the common stock and the exercise price.

In August 1997, the Company reached an agreement in principle to sell Secured Subordinated Notes ("Notes") with an initial $10 million face value, due 2002, plus warrants, (collectively referred to as the "Securities") to an unrelated third party (the "Buyer"). The Notes will bear interest at a fixed rate of the greater of 10.5% or the bid side yield of U.S. Treasury Securities with a comparable average life plus 4.5% or at a variable rate of three month LIBOR plus 4.25%. The Buyer will elect which rate applies and interest will be payable quarterly. The Notes will be secured by a subordinated lien on the Company's assets.

The Warrants will provide the Buyer an option to purchase 49.9% of the Company's common stock on a fully diluted basis at an exercise price of $.01 per share (exercise price not to exceed $100 in the aggregate). These warrants will expire 20 years from issuance.

The sale of these Securities is subject to, among other things, the Company and the Buyer reaching final agreement upon specific terms of the related documents, the completion of certain due diligence procedures by the Buyer, the Company issuing an additional $3 million of common stock and the Buyer's satisfaction with the Company's business plan for 1998, 1999 and 2000. This agreement in principle expires on October 1, 1997, unless extended by the Buyer.

Recent Accounting Pronouncements

In June 1996, The Financial Accounting Standards Board ("FASB") adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS No. 125, an entity will recognize the financial and servicing assets it controls and the liabilities it has incurred, and not recognize financial assets when control has been surrendered and not recognize liabilities when extinguished. Additionally, SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer. SFAS No. 125 is effective for transactions occurring after December 31, 1996, and earlier or retroactive application is not permitted.

If these SFAS's were effective for fiscal 1997 transactions, the effect, which would not be considered to have had a material effect on the Company's results of operations, would have been to record a servicing asset in conjunction with transactions conducted through the Company's securitization program, decrease the allocated costs attributable to the residual interest in securitized assets retained by the Company, and increase retained earnings as a result of recording a larger gain on sale of lease financing receivables through the Company's securitization program.

In February 1997, the FASB adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS No. 128 will have a significant, if any, effect on reported EPS data.

Other relevant recently issued accounting standards consist of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.


--------------------------------------------------
Report of Independent Certified Public Accountants
--------------------------------------------------


Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheets of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company has recorded net deferred tax assets of $2,263,075 and $1,094,407 as of March 31, 1997 and 1996 to be recovered from future taxable income.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.





BDO Seidman, LLP
(Signature)
Seattle,  Washington
September 9, 1997


Westar Financial Services Incorporated and Subsidiaries

Consolidated Balance Sheets

as of March 31, 1997 and 1996


                                                    1997            1996
                                                   ------          ------
Cash and cash equivalents                      $    191,380    $    190,841
Accounts and other receivables,
net of allowance for credit losses
of $21,000 and $400                                 333,497         212,876
Credit enhancement receivable,
net of allowance for credit losses
of $90,894 (Notes 4 & 6)                          1,066,015
Lease repurchase agreements (Note 3)                                948,537
Net investment in direct financing
leases (Notes 5 & 6)                              7,962,805       5,477,866
Deferred tax asset (Note 7)                       2,263,075       1,094,407
Other                                               475,144         285,658
                                                  ---------      ----------
                                              $  12,291,916    $  8,210,185
                                                  =========      ==========


Accounts payable                              $    560,356     $    409,681
Notes payable to banks (Note 6)                  8,287,619        4,357,929
Notes payable to affiliates  (Note 6)            1,027,048
Amounts payable under lease repurchase
 agreements (Note 3)                                                941,224
Other liabilities                                  259,076          104,797
                                                ----------        ---------

                                                10,134,099        5,813,631

                                                ----------        ---------
Redeemable preferred stock (Notes 8 & 9)         4,248,000        4,250,000
                                                ----------        ---------
Shareholder's Equity (Note 9):
Common stock, no par value; 35,000,000 shares
 authorized;1,712,300 and 1,430,500 shares
 issued and outstanding
                                                 2,874,795          820,195
	Accumulated deficit                             (4,964,978)      (2,673,641)
                                                ----------       ----------
                                                (2,090,183)      (1,853,446)
                                                ----------       ----------
                                               $12,291,916     $  8,210,185
                                                ==========       ==========

Westar Financial Services Incorporated and Subsidiaries

Consolidated Statements of Operations

for the years ended March 31, 1997, 1996 and 1995

                                    1997              1996            1995
                                   ------            ------          ------
Revenues:
Revenues from sales and
securitizations (Notes 4&10)    $  19,850,681    $  1,299,809  $  1,503,439
Earned income on direct
financing leases                      505,889         191,746       255,403
Operating leases                        5,004          27,068       215,923
Other                                 381,313         109,903       162,869
                                   ----------       ---------     ---------
                                   20,742,887       1,628,526     2,137,634
                                   ----------       ---------     ---------
Direct costs:
Costs related to securitizations
and sales                          20,850,971       1,247,023     1,459,257
Depreciation of equipment held
for lease                               1,573          13,633       134,609
Interest                              512,760         159,180       250,484
Provision for credit losses           118,889           5,944         6,260
Other                                 242,993          11,984        26,649
                                   ----------       ---------     ---------
                                   21,727,186       1,437,764     1,877,259
                                   ----------       ---------     ---------
                                     (984,299)        190,762       260,375
General and administrative
expenses (Note 10)                  2,082,764       1,751,297     1,129,677
                                    ---------       ---------     ---------
Loss before income tax and
extraordinary item                 (3,067,063)     (1,560,535)     (869,302)

Income tax benefit (Note 7)         1,168,666         665,263       401,664
                                    ---------       ---------      --------
Loss before extraordinary item     (1,898,397)       (895,272)     (467,638)

Gain on early extinguishment of
debt (net of income tax of
$22,520) (Note 11)                                     43,715

Net loss                           (1,898,397)       (851,557)     (467,638)

Dividends on redeemable
preferred stock                      (392,940)       (275,324)     (120,441)
                                    ---------       ---------      --------
Net loss applicable to
common stock                    $  (2,291,337)  $  (1,126,881) $   (588,079)
                                    =========       =========       =======
Loss per common share before
extraordinary item                    $ (1.48)         $ (.85)       $ (.43)

Loss per common share                 $ (1.48)         $ (.82)       $ (.43)

Weighted average number of shares
outstanding                         1,548,200       1,374,200     1,380,500
                                    =========       =========     =========

Westar Financial Services Incorporated and Subsidiaries

Consolidated Statement of Shareholder's Equity

for the years ended March 31, 1997, 1996 and 1995



                                 Common Stock     Accumulated
                               Shares     Amount    Deficit       Total
                               ------     ------    -------       -----

Balance, March 31, 1994    1,380,500   $ 795,195   $(944,573)   $(149,378)

Dividends on redeemable
preferred stock                                     (134,549)    (134,549)

Net loss                                            (467,638)    (467,638)
                            ---------   --------    -------      -------

Balance, March 31, 1995    1,380,500     795,195  (1,546,760)    (751,565)

Exercise of common stock
warrants                      50,000      25,000                   25,000

Dividends on redeemable
preferred stock                                     (275,324)    (275,324)

Net loss                                            (851,557)    (851,557)
                            ---------    --------    -------      -------
Balance, March 31, 1996    1,430,500     820,195  (2,673,641)  (1,853,446)

Dividends on redeemable
preferred stock                                     (392,940)    (392,940)

Net loss                                          (1,898,397)  (1,898,397)

Common stock issued          281,800   2,054,600                2,054,600
                           ---------   ---------   ---------    ---------
Balance, March 31, 1997    1,712,300 $ 2,874,795 $(4,964,978) $(2,090,183)


Westar Financial Services Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended March 31, 1997, 1996 and 1995
                                           1997          1996        1995
                                           ----          ----        ----
Cash flows from operating activities:
   Net loss                           $ (1,898,397) $  (851,557) $ (467,638)
   Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Early extinguishment of debt,
       net of tax                                       (43,715)
     Depreciation and amortization          82,373      206,947     246,327
     Provision for and write-off
       of credit losses                    118,889        5,944       6,260
     Changes in assets and liabilities:
       (Increase) decrease in accounts
         receivable                      (176,087)      (19,863)     50,836
        Increase in credit enhancement
         receivable                    (1,156,909)
        Increase in accounts payable      343,358        49,060      17,839
        Increase (decrease) in other
         liabilities                      154,279       (25,110)     18,290
      Other                               (68,507)       77,268      34,504
      Deferred tax benefit             (1,168,666)     (665,263)   (401,664)
                                        ---------      --------     -------
Net cash used in operating activities  (3,769,667)   (1,266,289)   (495,246)
                                        ---------      --------     -------
Cash flows from investing activities:
     Recovery of equipment costs and
      residual interests               20,642,024     1,598,216    2,235,187
     Purchases of equipment for lease (23,330,860)  ( 5,088,286) ( 2,993,721)
     Reduction of lease receivables
     (recovery of principal)                            124,233      426,030
Other                                    (176,477)      (89,245)    (158,653)
                                        ---------     ---------    ---------
Net cash used in investing activities  (2,865,313)   (3,455,082)    (491,157)
                                        ---------     ---------    ---------
Cash flows from financing activities:
     Proceeds (redemption) from issuance
      of redeemable preferred stock        (2,000)    2,450,000      875,000
     Additions to notes payable        23,877,554     5,128,878    1,135,205
     Proceeds from lease repurchase
      agreements                                        115,849    1,283,685
     Proceeds from issuance of
      common stock                      2,054,600        25,000
     Payments on notes payable to
      banks                           (18,886,525)   (2,585,323)  (2,339,220)
     Dividends paid on redeemable
      preferred stock                    (385,922)     (221,814)     (96,842)
     Debt origination costs               (22,188)      (55,655)
Net cash provided by financing
 activities                             6,635,519     4,856,935      857,828
                                        ---------     ---------     --------
Net increase (decrease) in cash and
 cash equivalents                             539       135,564     (128,575)
Cash and cash equivalents:
Beginning of year                         190,841        55,277      183,852
                                         --------       -------      -------
End of year                               191,380       190,841       55,277
                                          =======       =======      =======
Notes to Consolidated financial statements

1.Description of Business and Summary of Significant Accounting Policies:

Consolidation
-------------

The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated), its 100% owned subsidiary Westar Auto Holding Company, Inc. (WestAH), their 100% owned subsidiary Westar Auto Finance, LLC (WestAF) and the Westar Lease Origination Trust (WestLOT), a Massachusetts business trust registered in the State of Washington, beneficially owned by WestAF. All intercompany transactions have been eliminated upon consolidation.

Lease Operations
----------------

Westar's business activities focus solely on the prime-credit sector of the consumer automobile leasing market. The Company has established non-exclusive relationships with over 40% of the manufacturer-franchised auto dealers in the Northwest region. The Company pools and securitizes its auto lease receivables, servicing such leases during their term and remarketing used automobiles upon the expiration of the leases. The Company meets the needs of its dealers through responsive customer service, extended hours, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the Dealer Direct Retail Leasing "DDRL" program to automobile dealers in the states of Washington, Oregon, Idaho and Montana.

The Company securitizes leases acquired through the DDRL program as asset backed securities. The securities sold are insured by MBIA Insurance Corporation and have been rated AAA by Standard and Poor's Corporation and Aaa by Moody's Investors Service (see note 4).

Over the last eleven years the Company has sold, primarily to financial institutions with servicing retained, approximately $15 million of commercial leases and $18.6 million of the securitized DDRL leases and the underlying assets for purposes of providing a source of capital for funding new lease acquisitions. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1997 leased assets outstanding which are not held in the Company's portfolio but are serviced by the Company for others approximated $1 million in commercial leases and $17.5 million for the securitized DDRL leases.

Concentration of Credit and Financial Instrument Risk
-----------------------------------------------------

The Company controls its credit risk through credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company uses a proprietary credit scoring system to evaluate the credit risk of applicants in the DDRL program. The Company acquires the leased asset to serve as collateral for the leases. Additionally, the Company controls its credit exposure to any one client. The Company retains the servicing of the leases sold.

The Company requires all lessees to provide adequate collateral protection and liability insurance throughout the term of the lease contracts. The Company also has contingent collateral and liability insurance which protects the Company from lapses in the lessee's insurance and it maintains lease value deficiency ("GAP") insurance on all DDRL contracts which protects the lessee and the Company from casualty losses associated with deficiencies between the leased vehicle's value and the balance on the related lease contract.

A significant portion of the Company's business activity is with customers located in Washington. There were no other significant regional, industrial or group concentrations during the three years ended March 31, 1997.

Cash and Cash Equivalents
-------------------------

The Company considers all investments with an initial maturity of three months or less, when purchased, to be cash equivalents.

Leases
------

For contracts determined to be direct financing leases, unearned lease income (representing total minimum lease payments receivable, including the residual value of the leased asset, in excess of the cost of the leased asset) is amortized to income using the interest method over the term of the lease.

At the end of the lease term or upon premature termination of the lease, the leased asset is sold. Proceeds from the sales of leased assets are included in revenues and the carrying costs of the leased assets at time of sale are included in direct costs.

Furniture, Fixtures and Equipment
---------------------------------

At March 31, 1997, furniture, fixtures and equipment of $201,518 (net of accumulated depreciation of $170,134) are included in other assets and stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives. Included in this total are assets subject to capital leases in the amount of $165,841 (net of accumulated amortization of $38,508). These assets are stated at cost less accumulated amortization and are amortized over the term of the lease.

Intangible Assets
-----------------

At March 31, 1997, intangible assets of $61,188 (net of accumulated amortization of $77,685) are included in other assets, and consist of unamortized debt origination costs and organization costs. The debt origination costs (incurred in relation to the revolving credit agreement with Bank One) are amortized on a straight-line basis over the remaining term of the revolving credit agreement and organization costs (associated with the reincorporation of the Company into the state of Washington) are amortized on a straight-line basis over five years.

Federal Income Taxes
--------------------

Deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by applying current statutory tax rates to the periods in which the differences are expected to reverse and by giving effect to any available net operating loss carryforwards which Management estimates that it will be more likely than not, will be recovered through future taxable income resulting from operations or tax planning strategies, or which can be offset against deferred liabilities expected to reverse in the carryover period.

Earnings Per Share
------------------

Earnings per share are computed using the weighted-average number of common shares outstanding and have been retroactively adjusted to give effect to the 2-for-1 stock split declared on May 10, 1996. Net loss used in the computation of earnings per share has been increased to include the required amount of dividends on the redeemable preferred stock of $392,940, $275,324 and $120,441 for the years ended March 31, 1997, 1996 and 1995, respectively. Earnings per share does not include common stock warrants or common stock options as the effect would be anti-dilutive.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

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

Effect of Recently Issued Accounting Standards
----------------------------------------------

In June 1996, The Financial Accounting Standards Board ("FASB") adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS No. 125, an entity will recognize the financial and servicing assets it controls and the liabilities it has incurred, and not recognize financial assets when control has been surrendered and not recognize liabilities when extinguished. Additionally, SFAS No. 125 requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on relative fair values at the date of transfer. SFAS No. 125 is effective for transactions occurring after December 31, 1996, and earlier or retroactive application is not permitted.

If these SFAS's were effective for fiscal 1997 transactions, the effect, which would not be considered to have had a material effect on the Company's results of operations, would have been to record a servicing asset in conjunction with transactions conducted through the Company's securitization program, decrease the allocated costs attributable to the residual interest in securitized assets retained by the Company, and increase retained earnings as a result of recording a larger gain on sale of lease financing receivables through the Company's securitization program.

In February 1997, the FASB adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS") and has the effect of simplifying the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented. It is not expected that adoption of SFAS No. 128 will have a significant, if any, effect on reported EPS data.

Other relevant recently issued accounting standards consist of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of which relate to additional reporting and disclosure requirements effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.


Reclassifications
-----------------

Certain amounts in the prior period financial statements have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net loss.

2.Accounts Receivable:

Under terms of its leases, the Company, as lessor, is entitled to recover from the lessee certain costs incurred upon termination of such leases prior to expiration of the initial lease term. It is the Company's policy to aggressively pursue collection under these provisions. Those costs include past due lease payments, late charges, applicable taxes, losses realized on disposition of repossessed equipment, and legal and administrative costs incurred to pursue recovery. Such costs are included in accounts receivable. If successful recovery of an amount is uncertain, a provision is made in the allowance for credit losses.

At March 31, 1997 and 1996, accounts receivable includes a remaining balance of approximately $155,000 and $166,000 respectively, associated with a client which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the unsecured creditors benefiting from the plan (of which the Company is a participating beneficiary). The Company expects full recovery as a result of the plan.

3.Lease Repurchase Agreements:

In June 1994, the Company had entered into an arrangement with a bank for the purpose of initially financing leases acquired through the DDRL program pursuant to which the bank had agreed to purchase from the Company up to $1,500,000 of leases so acquired. The Company had the right under this arrangement to repurchase such leases at anytime, and could do so in whole or in part, prior to entering into a securitization transaction. Leases sold under this arrangement were recorded as lease repurchase agreements at their amortized cost basis using the rate implicit in the underlying lease contract. Proceeds received upon sale of the lease contracts were recorded as amounts payable under repurchase agreements, which bear interest at rates between 7.5% and 8%, and were subsequently reduced for principal payments received by the bank on such contracts.

4. Securitization:

The Company relies upon securitizations to generate cash proceeds for repayment of its warehouse credit facility and to create the availability of capital to purchase additional leases. Revenues generated by the Company's securitizations are likely to represent a significant portion of the Company's revenues.

In March 1995, the Company entered into an agreement with IBJ whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by auto lease receivables generated through the DDRL program. The Company agreed to issue warrants to IBJ for the purchase of 71,000 shares of the Company's common stock at $.50 per share.

During the fiscal year ended March 1997, the Company completed two asset backed securitization transactions of approximately $18.6 million of proceeds in private-placement offerings referred to as 1996 PIC-A and 1996 PIC-B. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold. Such unremitted portion of proceeds represents a credit enhancement to the purchase of trust certificates, as it provides additional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the securitizations, which have a maximum term of 61 months. IBJ served as a structuring agent and advisor on both transactions. The Company continues to service the leases securitized and receives servicing income from the securitized pools.

5. Leases:

Components of the net investment in direct financing leases as of March 31, including residual values, are as follows:
                                                1997            1996
                                                ----            ----
Total minimum lease payments receivable     $ 9,767,649      $ 6,615,518

Initial direct costs, net of amortization                         69,769
Unearned income                              (1,764,844)      (1,161,021)
Provision for net credit losses                 (40,000)         (46,400)
                                              ---------        ---------
Net investment in direct financing leases   $ 7,962,805      $ 5,477,866
                                              =========        =========

The future annual minimum lease payments related to the 1997 receivable, including residual values, approximated $1.5, $1.7, $2.3, $1.9 and $2.4 million for the five years ended 2002.

The leases have options to purchase the underlying asset at the end of the lease term at the stated residual, which is not less than the book value at termination.

A summary of activity in the Company's allowance for credit losses, which relates to credit enhancement, direct financing leases and other receivables for each of the years in the three year period ended March 31, is as follows:
                                       1997        1996         1995

Balance, beginning of year        $   46,800    $ 75,000      $ 93,516

Provision charged to expense         118,889       5,944         6,260

Charge offs, net of recoveries       (13,795)    (34,144)      (24,776)
                                     -------      ------        ------
Balance, end of year               $ 151,894    $ 46,800      $ 75,000
                                     =======      ======        ======

6. Notes Payable:

 Banks
 -----

In July 1995, the Company entered into an agreement with Bank One, Columbus, NA for a $12 million revolving credit facility (the "Credit Agreement") to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize. In
November 1996, the lender agreed to increase the revolving credit line to $25 million subject to certain conditions. Final documents related to this increase are currently being completed. The amount borrowed under the Credit Agreement generally may not exceed 90% to 95% of the outstanding principal amount of eligible vehicle leases collateralizing the notes. The Credit Agreement expires in July 1998. The Credit
Agreement calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization of the underlying lease contracts, but generally not later than six months from the date of borrowing. The Credit Agreement originally called for interest, payable quarterly, at four percent (4%) above the 30-day LIBOR rate. During fiscal 1997 the interest rate declined to three percent (3%) above the 30-day LIBOR rate. The Credit Agreement requires the Company to comply with quarterly debt/equity ratios, net worth minimums and prohibits the payment of dividends on common stock. The Company is in compliance with each of the requirements. At March 31, 1997 and 1996, $7.5 million and $4.0 million was outstanding under the line respectively. The highest outstanding balance throughout the year was $9.7 million in August of 1996 . The weighted average rate of interest paid under the credit agreement during 1997 was 8.76% (calculated using the number of days each rate was outstanding for the fiscal year). The interest rate at March 31, 1997 and 1996 was 8.44% and 9.13% respectively. Additionally, the Credit Agreement requires payment of a quarterly non-utilization fee of .125%
on the unused portion of the line, which at March 31, 1997 was $3.8 million.

In January 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan is collateralized by a perfected first security position in the Company's interest in 1996 PIC-A & 1996 PIC-B. The interest rate is three percent (3%) above the 30-day LIBOR rate. The balance at March 31, 1997 was $750,000. The note was repaid in full in April 1997.

In November 1995, the Company entered into a term loan agreement for $363,832 with Bank One. The loan was collateralized by certain lease contracts and its underlying vehicles not intended to be included in a securitization. The note is due in monthly installments including interest at 15% and matures February 1999. The balance at March 31, 1996 was $325,144. In May 1996 the note was paid in full.

The Company paid cash for interest on notes payable to Banks of $400,013, $163,817 and $171,039 for the years ended March 31, 1997, 1996 and 1995, respectively.


 Affiliates
 ----------

Line of Credit: In January 1997, the Company entered into a subordinated note agreement pursuant to which the Company may borrow up to $750,000 from Mud Bay Holdings Ltd. (a related party, see note 10). The note is subordinated to the bank borrowings and is payable no later than March 31, 1998 with interest payable at the rate of 8%.

Short term note payable: At March 31, 1997, the Company had a 120-day 11% note payable of $100,000 due to a related party (see note 10) for January 1997 borrowings. The note has been extended for an additional 120-days. During the year ended March 31, 1997, the Company borrowed and repaid an additional $70,000 from this related party. These borrowings are subordinated to the bank borrowings.

Obligations under capital leases:

During 1997 the Company entered into several sale/leaseback transactions with T&W Funding Company (a related party - see note 10). Payments of principal and interest are due in 36 monthly installments of $6,522 plus sales tax. Interest is calculated at the rate of approximately 9.4%.

At March 31, 1997 the future minimum lease payments are as follows:

        March 31, 1998                 $  63,188
        March 31, 1999                    71,445
        March 31, 2000                    32,690
                         Total         $ 167,323

The Company paid cash for interest on Notes Payable to Affiliates of $13,505 for the year ended March 31, 1997.

7. Federal Income Taxes:

The components of the deferred tax asset were as follows at March 31, 1997 and 1996:
                                               1997            1996
                                               ----            ----
Deferred tax assets:
NOL carryforward                         $ 2,176,543       $ 1,449,149
Bad debt allowance                            51,644            15,912
Tax credits carryforward                      43,680            43,680
Other                                          8,634               119
                                           ---------         ---------
Total deferred tax assets                  2,280,501         1,508,860
                                           ---------         ---------
Deferred tax liabilities:
Direct financing leases                                       (386,569)
Accelerated depreciation and other           (17,426)          (27,884)
                                           ---------         ----------
Total deferred tax liabilities               (17,426)         (414,453)
                                         $ 2,263,075       $ 1,094,407

The income tax benefit is as follows for the years ended March 31, 1997, 1996 and 1995:

                                     1997           1996         1995
                                     ----           ----         ----
Deferred                        $ 1,168,666      $ 665,263    $ 294,290
Change in valuation allowance                                   107,374
                                  ---------        -------      -------
Total Federal income tax benefit$ 1,168,666      $ 665,263    $ 401,664
                                  =========        =======      =======

The Federal income tax benefit for the years ended March 31, 1997, 1996 and 1995, differs from the Federal income tax benefit computed by applying the statutory corporate income tax rate of 34% to the loss before Federal income taxes. Principal causes of the differences are as follows:

                                    1997           1996           1995
                                    ----           ----           ----

Computed "expected" tax benefit  $ 1,042,801    $ 508,062      $ 295,563

Tax effect of:
Valuation allowance                                              107,374
Preferred stock dividends            133,403       126,637
Other                                 (7,538)       30,564        (1,273)
                                   ---------       -------       -------
Federal income tax benefit       $ 1,168,666     $ 665,263     $ 401,664
                                   =========       =======       =======

The net deferred tax asset was reduced by a valuation allowance of $107,374 at March 31, 1994, as it was concluded that it was more likely than not that future tax benefits would not be realized. During the first three quarters of fiscal 1995, the Company continued to provide a valuation allowance against the net deferred tax asset generated during that period. It is management's opinion that with the ability to provide funding for significantly greater lease volumes based on the addition of the IBJ and Bank One facilities together with available tax planning strategies which include portfolio sales, revised lease structures where the tax benefits do not accrue to the benefit of the lessor and sales of tax benefits, it is more likely than not that the Company will provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the net deferred tax assets. The net deferred tax asset is recorded with no valuation allowance at March 31, 1997, 1996 and 1995.

At March 31, 1997, the Company has an NOL carryforward of approximately $6.6 million available to offset future Federal income taxes. The NOL carryforward begins to expire in 2009.

8. Preferred Stock:

The Company's authorized capital stock includes 2,000,000 shares of preferred stock; current designations consist of redeemable preferred stock. The redeemable preferred stock series has a $1,000 per share face value and pays a cumulative quarterly dividend of $23.125 per share. There are 1,500, 300, 1,200 and 1,250 shares authorized, issued and 1,500, 300, 1,198 and 1,250 outstanding of the Series 1 Preferred Stock ("Series 1"), the Series 2 Preferred Stock ("Series 2"), the Series 3 Preferred Stock ("Series 3") and the Series 4 Preferred Stock ("Series 4"), respectively and collectively the "Redeemable Preferred Stock." All series of preferred stock may be redeemed at any time by the Company, but must be redeemed at its face value beginning in fiscal 1998. At March 31, 1997, future redemptions of the Redeemable Preferred Stock consist of $900,000 in each of the years ending March 31, 1998 and 1999 and $1,224,000 in each of the years ending March 31, 2000 and 2001. (see
Note 12).

The following represents the Company's preferred stock activity for the years ended March 31, 1997, 1996 and 1995:

                              Series 1     Series 2     Series 3    Series 4
                              --------     --------     --------    --------
Balance, March 31, 1994   $    925,000
Shares issued at face value    575,000    $ 300,000
                             ---------      -------
Balance, March 31, 1995      1,500,000      300,000
Shares issued at face value                           $ 1,200,000 $ 1,250,000
                             ---------      -------     ---------   ---------
Balance, March 31, 1996      1,500,000      300,000     1,200,000   1,250,000
Shares redeemed at face value                              (2,000)
                             ---------      -------     ---------   ---------
Balance, March 31, 1997   $  1,500,000    $ 300,000   $ 1,198,000 $ 1,250,000
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

9. Common Stock, Options and Warrants:

On May 10, 1996, the Board of Directors declared a 2-for-1 stock split for holders of record as of May 31, 1996. Certificates were issued on or about June 14, 1996. Total shares outstanding as of the record date were 717,650. Holders of options and warrants are effected by the split through a 50% reduction in their exercise price and a 2-for-1 increase in the exercisable shares. The shares issued, outstanding and reserved for issuance presented in these Financial Statements and Notes hereto have been retroactively adjusted to give effect to the stock split.

Warrants for the purchase of 480,000 shares of the Company's common stock were attached to the Series 1, 2 and 3 Preferred Stock offerings. The warrants carry an exercise price of $.50 per common share. Warrants to purchase 36,000 and 50,000 shares of common stock were exercised in March 1997 and 1996, respectively. The balance of the outstanding warrants at March 31, 1997 is 394,000 shares of which 268,000 shares and 126,000 shares expire in 1999 and 2001, respectively. The Board of Directors determined that the exercise prices approximated or exceeded fair market value on date of grant.

At the option of the holder, 60 shares of the Series 4 Preferred Stock are convertible into 10% of the outstanding common stock of the Company. The shares are convertible at any time and are automatically convertible at such time that the Company participates in a public offering, as defined.

The Company has agreed to issue warrants for the purchase of 71,000 shares of the Company's common stock by The Industrial Bank of Japan, Limited (see Note 4).

In April 1994, the Board of Directors approved the adoption of the 1994 Stock Option Plan (the "Plan") for employees, outside directors and certain independent contractors of the Company. The Plan was amended by the Shareholders in June 1996 to increase the number of shares of the Company's common stock reserved for issuance from 360,000 shares to 600,000 shares. For each grant, exercise prices approximated or exceeded fair market value on the date of grant. The following summarizes the activity related to options and warrants excluding IBJ warrants (see
Note 4):

                                 Shares   Price Per Share   Weighted Average
                                                             Exercise Price
                                 ------   ---------------   ----------------

Outstanding at March 31, 1994    148,000     $0.50              $0.50
     Granted                     340,000     $0.50 to $2.00     $1.29
                                 -------
Outstanding at March 31, 1995    488,000                        $1.05
     Granted                     310,800     $0.50 to $2.00     $0.98
     Exercised                   (50,000)    $0.50              $0.50
                                 -------
Outstanding at March 31, 1996    748,800                        $1.06
     Granted                      20,000     $7.25              $7.25
     Exercised                   (56,800)    $0.50 to $2.00     $0.52
     Expired                     (21,200)    $2.00              $2.00
                                 -------
Outstanding at March 31, 1997    690,800     $0.50 to $7.25     $1.25
                                 =======


Information relating to stock options and warrants at March 31, 1997 summarized by exercise price is as follows:

                           Outstanding                        Exercisable
              ------------------------------------    -----------------------
                                  Weighted   Average
Exercise Price                                               Weighted Average
 Per Share     Shares   Life (Year)  Exercise Price    Shares  Exercise Price
-------------  ------   ----------   --------------    ------ ---------------

$.50           414,000     2.37            $0.50      414,000       $0.50

$2.00          256,800     2.39            $2.00      256,800       $2.00

$7.25           20,000     5.83            $7.25
               -------                                -------
               690,800     2.48            $1.25      670,800       $1.07
               =======                                =======

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Effective for fiscal 1996, the Company adopted the disclosure requirements of SFAS 123 "Accounting for Stock Based Compensation". SFAS 123 requires that compensation under a fair value method be determined using a Black-Scholes option pricing model and disclosed in a pro forma effect on earnings and earnings per share. Had compensation cost for stock based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss applicable to common stock and loss per common share for the years ended March 31, 1997 and 1996, would have been increased to the pro forma amounts presented below (in thousands, except per share data):

                                             1997              1996
    Net loss applicable to common stock    --------          --------
    -----------------------------------
As reported                                $(2,291)          $(1,127)
Pro Forma                                  $(2,385)          $(1,137)

    Loss per common share
    ---------------------
As reported                                 $(1.48)           $ (.82)
Pro Forma                                   $(1.54)           $ (.83)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: expected life of the options at 1997 and 1996 of 5 years and 3 years, respectively, risk-free interest rate of approximately 6.6% and 5.9%, no dividend yield, and volatility of 73% and 1%. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $ 4.72 and $ .22 per option, respectively.

10. Related Party Transactions:

During the years ended March 31, 1997 and 1996, the Company sold leases to T & W Funding Company ("T&W"), a Redeemable Preferred Stock shareholder. Revenues from the sales which are included in total revenues were approximately $552,000 and $892,000 in 1997 and 1996, respectively.

The Company leases office space from a limited partnership in which it has a 10% interest. The lease expires October 31, 1998. Annual rental expense was approximately $62,000, $60,000 and $60,000 in 1997, 1996 and 1995.

The Company has a subordinated note agreement, effective January 1997, with Mud Bay Holdings Ltd. ("Mud Bay") pursuant to which the Company may borrow up to $750,000. Management of Mud Bay are also officers, shareholders and directors of the Company. Interest is calculated at the rate of 8%. Prior to June 1994, the Company had a management agreement with Mud Bay which provided for a monthly management fee equal to a percentage of gross revenues. Management fees totaled $13,088 for the year ended March 31, 1995. In June 1994, the respective boards of directors of Mud Bay and the Company agreed to terminate the management agreement and Mud Bay agreed to sell the Republic Leasing trade name to the Company and agreed to a non-compete agreement in consideration for a combined purchase price of $200,000.

The Company borrowed on short term subordinated notes from a related party of the Company in the amount of $100,000 and $70,000 in January 1997 and April 1996, respectively. Interest is accrued and paid at the rate of 11%. The note of April 1996 has been repaid in full.

11. Gain on early extinguishment of debt:

At March 31, 1995, the Company had certain non-recourse notes payable to banks collateralized solely by the lease contracts. The notes carried interest rates ranging from 7% to 12% per annum. The balance outstanding of $394,835 was repaid in August of 1995 at a gain of $43,715 (net of deferred income taxes of $22,520).

12. Subsequent Events:

In April 1997, the Company entered into an agreement to borrow $1,500,000 from a Preferred Shareholder/Director. The loan is to be repaid no later than October 20, 1997 and bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's common stock then outstanding for $.01 a share. The Company will record an expense for the fair value of the warrants, which is expected to approximate the difference between the fair value of the common stock and the exercise price.

In August 1997, the Company reached an agreement in principle to sell Secured Subordinated Notes ("Notes") with an initial $10 million face value, due 2002, plus warrants, (collectively referred to as the "Securities") to an unrelated third party (the "Buyer"). The Notes will bear interest at a fixed rate of the greater of 10.5% or the bid side yield of U.S. Treasury Securities with a comparable average life plus 4.5% or at a variable rate of three month LIBOR plus 4.25%. The Buyer will elect which rate applies and interest will be payable quarterly. The Notes will be secured by a subordinated lien on the Company's assets.

The Warrants will provide the Buyer an option to purchase 49.9% of the Company's common stock on a fully diluted basis at an exercise price of $.01 per share (exercise price not to exceed $100 in the aggregate). These warrants will expire 20 years from issuance.

The sale of these Securities is subject to, among other things, the Company and the Buyer reaching final agreement upon specific terms of the related documents, the completion of certain due diligence procedures by the Buyer, the Company issuing an additional $3 million of common stock and the Buyer's satisfaction with the Company's business plan for 1998, 1999 and 2000. This agreement in principle expires on October 1, 1997, unless extended by the Buyer.


Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None
                             PART III

Item 10. Directors and Executive Officers of the Company

Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committees of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on November 17, 1997, and is incorporated herein by reference.
Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on November 17, 1997, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 12. Security Ownership of Certain Beneficial Owners and
        Management

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on November 17, 1997, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 13. Certain Relationships and Related Transactions

See note 10 to the Financial Statements.

                           Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14 (a)      Documents filed as part of this report:
            ---------------------------------------

(1)   Financial Statements
      -------------------------------------

Reports of Independent Certified Public Accountants Consolidated Balance Sheets as of March 31, 1997 and 1996 Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995
Consolidated Statement of Shareholder's Equity for the years ended March 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

(2)   Index to Financial Statement Schedules
      --------------------------------------

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

            (3) Index to Exhibits
                -----------------

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1 Plan and Agreement of Merger between Westar Financial
Services Incorporated and Republic Leasing Incorporated.
**

3.  Articles of Incorporation and Bylaws

3.1  The Articles of Incorporation of Westar Financial
Services Incorporated filed on February 13, 1996.   **

3.2  The Bylaws of Westar Financial Services Incorporated
adopted on February 21, 1996.   **

4. Instruments defining the rights of security holders, including indentures.

4.1  Designation of Rights and Preferences of Republic
Leasing Incorporated Series 1 Preferred Stock.   **

4.2  Designation of Rights and Preferences of Republic
Leasing Incorporated Series 2 Preferred Stock.   **

4.3  Designation of Rights and Preferences of Republic
Leasing Incorporated Series 3 Preferred Stock.   **

4.4  Designation of Rights and Preferences of Republic
Leasing Incorporated Series 4 Preferred Stock.   **

10.  Material Contracts.

10.1      Republic Leasing Incorporated 1994 Stock Option
Plan.   **

10.2      The Letter Agreement between Republic Leasing
Incorporated and The Industrial Bank of Japan, Limited
dated March 3, 1995.   **

10.3      Revolving Credit Agreement among Westar Auto
Finance, L.L.C. as Borrower, Republic Leasing Incorporated
as Guarantor and Bank One, Columbus, N.A., as Lender dated
July 12, 1995.   **

10.4      Amendment, dated February 15, 1996, to the
Revolving Credit Agreement with Bank One, Columbus, N.A.,
dated July 12, 1995.   **

10.5      The Promissory Note between Westar Financial
Services Incorporated and Mud Bay Holdings Ltd., as a lender dated January 15, 1997.


21.  Subsidiaries of the Registrant

21.1       Schedule of Subsidiaries   **



      14 (b)   Reports on Form 8-K
               -------------------

None



**  Incorporated by reference to Form 10-K filed by the Company on June 11,
1996

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 9, 1997            Westar Financial Services Incorporated
                                       (successor to Republic Leasing
                                        Incorporated)



                                       //S// R.W. Christensen, Jr.
                                       ---------------------------------
                                       By:  R.W. Christensen, Jr., President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 9, 1997              //S// R.W. Christensen, Jr.
                                       ---------------------------------
                                       R.W. Christensen, Jr., Director and
                                       Principal Executive Officer

Dated:  September 9, 1997              //S// T. Foley
                                       ----------------------------------
                                       Thomas M. Foley, Vice President of
                                       Finance and Chief Financial Officer


Dated:  September 9, 1997              //S// C. Carlson
                                       ----------------------------------
                                       Cathy Carlson, Director and
                                       Vice President, Operations



Dated:  September 9, 1997              //S// Joel I. Davis
                                       ----------------------------------
                                       Joel I. Davis, Director and
                                       Assistant Secretary



Dated:  September 9, 1997              //S// Robert L. Lovely
                                       ----------------------------------
                                       Robert L. Lovely, Director