Form 10-Q
period 1997-06-30
REPUBLIC LEASING INC /WA/
filed 1997-09-22
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  June 30, 1997

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

                       Yes:  X          No
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                              1,765,300
                Class              Number of Shares Issued at July 31, 1997




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of June 30, 1997 and March 31, 1997


                                                        June 30       March 31
                                                      (Unaudited)
                                                       ---------      --------
Cash                                                $    282,386   $   191,380
Accounts receivable, net of allowance
  for credit losses                                      176,918       333,497
Credit enhancement receivable, net of
  allowance for credit losses                          1,009,215     1,066,015
Net investment in direct finance leases, net of
  allowance for credit losses                         12,472,378     7,962,805
Deferred tax asset                                     2,479,801     2,263,075
Other assets                                             408,283       475,144
                                                      ----------     ---------
                                                    $ 16,828,981   $12,291,916
                                                      ==========    ==========


Accounts payable                                    $    514,740   $   560,356
Notes payable - bank                                  11,832,195     8,287,619
Notes payable - subordinated                           1,861,636     1,027,048
Other liabilities                                        504,036       259,076
                                                       ---------     ---------
                                                      14,712,607    10,134,099
                                                      ----------    ----------

Redeemable preferred stock                             4,248,000     4,248,000
                                                       ---------     ---------

Common stock, no par value                             2,980,795     2,874,795
Paid in capital - stock warrants                         371,495
Accumulated deficit                                   (5,483,916)   (4,964,978)
                                                      ----------     ---------
                                                      (2,131,626)   (2,090,183)
                                                      ----------     ---------
                                                    $ 16,828,981   $12,291,916
                                                      ==========    ==========

See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three months ended June 30, 1997 and 1996
(Unaudited)

                                                            1997         1996
                                                            ----         ----
Revenues:
Earned income-direct financing
  leases                                                 $ 214,457    $ 149,580
Revenues from sales and
  securitizations                                          133,366      756,344
Administrative fee income                                   52,938
Service fee income                                          23,870
Other income                                                 5,939       26,581
                                                        ----------    ---------
Total revenues                                             430,570      932,505
                                                        ----------    ---------
Direct Costs:
Interest                                                   221,743      149,072
Costs related to sales and
  securitizations                                          118,582      756,210
Provision for credit losses                                 25,315       23,889
Other                                                       39,494        6,044
                                                        ----------    ---------
Total direct costs                                         405,134      935,215
                                                        ----------    ---------
                                                            25,436      (2,710)

General and administrative expenses                        508,583      540,457
                                                        ----------      -------
Operating loss before other expense
   and income tax benefit                                 (483,147)    (543,167)

Non-cash interest expense                                 (154,282)
                                                          --------      -------
Loss before income tax benefit                            (637,429)    (543,167)

Income tax benefit                                         216,726      178,058
                                                           -------      -------
Net Loss                                                  (420,703)    (365,109)

Dividends on redeemable
  preferred stock                                          (98,235)     (98,235)
                                                           -------      -------
Net loss applicable to
  common stock                                           $(518,938)   $(463,344)
                                                         =========     ========

Net loss per common share                                  $ ( .30)      $ (.32)
                                                               ===          ===

Weighted average number of shares                        1,736,633     1,450,000
                                                         =========     =========

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the three months ended June 30, 1997 and 1996
(Unaudited)

                                                           1997          1996
                                                           ----          ----

Net cash provide by (used in) operating activities  $       4,823    $ (201,364)
                                                       -----------     ---------

Cash flows from investing activities:
Recovery of equipment costs and residual
   interests                                              337,559       952,575
Purchases of equipment for lease                       (4,872,131)   (4,152,252)
Other                                                      16,613       (38,519)
                                                        ---------       -------
Net cash used in investing activities                  (4,517,959)   (3,238,196)
                                                        ---------     ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                    106,000         7,600
Additions to notes payable to banks                     4,624,733     4,104,462
Payments on notes payable to banks                     (1,080,157)     (661,528)
Additions to notes payable - subordinated               1,515,690
Payments on notes payable - subordinated                 (463,889)
Increase in advances from affiliate                                     168,119
Dividends paid on preferred stock                         (98,235)      (91,217)
                                                        ---------     ---------
Net cash provided by financing activities               4,604,142     3,527,436
                                                        ---------     ---------
Net increase in cash                                       91,006        87,876

Cash:
Beginning of period                                       191,380       190,841
                                                        ---------       -------
End of period                                         $   282,386     $ 278,717
                                                        =========       =======


See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company's consolidated annual financial statements presented in the 1997 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington business trust whose beneficiary is WestAF. The statements for the three months ended June 30, 1997 and 1996, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $122,101 and $8,937 for the three months ended June 30, 1997 and 1996, respectively.

3. During April of 1997, the Company entered into an agreement to borrow $1,500,000 from a Preferred Shareholder/Director. The loan is to be repaid no later than October 20, 1997 and bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's common stock for $.01 a share. The Company recorded a discount for the fair value of the warrants, which is the difference between the fair value of the common stock and the exercise price. This is amortized over the life of the note and charged to non-cash interest expense.

4. During the three months ended June 30, 1997, the Company issued 53,000 shares in various option transactions for $106,000

5. Earnings per share are computed using the weighted-average number of common shares outstanding for the three months ended June 30, 1997 and 1996, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION


Three months ended June 30, 1997 compared to three months ended June 30, 1996
-----------------------------------------------------------------------------
Net sales decreased by approximately $502,000, from $933,000 to $431,000.
The decrease was caused by a reduction in revenues from sales and securitizations of $623,000 offset by an increase of earned income from direct financing leases of $65,000 and an increase of other income of $56,000.
The decrease in revenues from sales and securitizations is due primarily to fewer miscellaneous assets sold. The increase in direct financing lease income is due to the increased volume of leases written. Other revenues increased primarily due to the increased revenues generated by administrative and service fee income.

Direct costs decreased by $530,000, from $935,000 to $405,000. The decrease was attributable to a decrease of costs related to sales and securitizations of approximately $638,000 and to an increase of direct interest of approximately $73,000. The decrease in costs related to sales and securitizations is explained in the preceding paragraph. Interest costs related to warehousing leases prior to securitization increased due to the increased volume of leases written.

General and administrative expenses decreased by approximately $32,000, from $540,000 to $508,000.

The Company incurred a non-cash interest charge of $154,282 due to the realization of a discount related to subordinated debt issued with warrants. The warrants are convertible into common stock at a discount from market price of the common stock. The difference is recorded as non-cash interest and is amortized over the term of the note and, when fully amortized, will have no effect on stockholder's equity and operating income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles, (ii) pay securitization costs, including amounts required for credit enhancement (iii) satisfy working capital requirements (iv) pay operating expenses, (v) satisfy debt service and
(vi) pay preferred stock dividends. Many of these cash requirements increase as the Company's volume of leases increases. A substantial portion of the Company's revenues in any period is represented by revenues from securitizations of leases in such period but a portion of the cash underlying such revenues is received over the life of the leases. The
Company expects to continue to have a negative cash flow as long as the volume of leases continues to grow. The Company has historically funded negative operating cash flows principally through borrowings from financial institutions and sales of equity and debt securities.

The Company completed securitizations in both the second and third quarter of fiscal year 1997 and has approximately $18.6 million of leases securitized as of June 30, 1997. As the Company retains the servicing of leases securitized, it receives servicing income from the securitized pools. The Company intends to have its securitization transactions in larger denominations in fiscal year 1998.

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are securitized through the facility made available by the Industrial Bank of Japan (IBJ). During the third quarter of fiscal year ended 1997, Bank One agreed to increase the revolving warehouse line of credit, subject to certain conditions, from $12,000,000 to $25,000,000. Final documents related to this increase are currently being completed. After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations provide a source of cash for future acquisition of vehicle leases and general and administrative expenses.

The Company records a deferred tax asset related to its operating losses as it believes that it has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the deferred tax asset.

During the three months ended June 30, 1997, the Company issued 53,000 shares in various option transactions for $106,000.

In April 1997, the Company entered into an agreement to borrow $1,500,000 of subordinated debt from a Preferred Shareholder/Director. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's common stock for $.01 a share. The proceeds of the note were used primarily to reduce notes payable - banks and notes payable - subordinated debt.

In August 1997, the Company reached an agreement in principle to sell Secured Subordinated Notes ("Notes") with an initial $10 million face value, due 2002, plus warrants, (collectively referred to as the "Securities") to an unrelated third party (the "Buyer"). The Notes will bear interest at a fixed rate of the greater of 10.5% or the bid side yield of U.S. Treasury Securities with a average life plus 4.5% or at a variable rate of three month LIBOR plus 4.25%. The Buyer will elect which rate applies and interest will be payable quarterly. The Notes will be secured by a subordinated lien on the Company's assets.

The Warrants will provide the Buyer an option to purchase 49.9% of the Company's common stock on a fully diluted basis at an exercise price of $.01 per share (exercise price not to exceed $100 in the aggregate). These warrants will expire 20 years from issuance.

The sale of these Securities is subject to, among other things, the Company and the Buyer reaching final agreement upon specific terms of the related documents, the completion of certain due diligence procedures by the Buyer, the Company issuing an additional $3 million of common stock and the Buyer's satisfaction with the Company's business plan for 1998, 1999 and 2000. This agreement in principle expires October 1, 1997, unless extended by the Buyer.

It is the opinion of management that, as of June 30, 1997, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

In May of 1997 the Company issued 20,000 shares of common stock in an option transaction for $40,000 and in June of 1997 the Company issued 33,000 shares of common stock in various option transactions for $66,000.

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

                  10.5 The Promissory Note between Westar Financial Services Incorporated and Mud Bay Holdings Ltd., as a lender dated January 15, 1997 incorporated by reference to the Exhibit to Form 10-K dated September 9, 1997.

                  10.6 The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as the lender dated April 15, 1997.


             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                       WESTAR FINANCIAL SERVICES INCORPORATED




September 22, 1997                       R. W. Christensen, Jr., President
(Date)                                  (Signature)


September 22, 1997                       T. M. Foley, Vice President, Finance
(Date)                                  (Signature)