Form 10-Q
period 1997-09-30
REPUBLIC LEASING INC /WA/
filed 1997-11-14
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  September 30, 1997

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

                       Yes:  X          No
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                              1,781,300
                Class              Number of Shares Issued at October 31, 1997




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of September 30, 1997 and March 31, 1997


                                                      September 30    March 31
                                                      (Unaudited)
                                                       ---------      --------
Cash                                                $    317,697   $   191,380
Accounts receivable, net of allowance
  for credit losses                                      170,842       333,497
Credit enhancement receivable, net of
  allowance for credit losses                            914,886     1,066,015
Net investment in direct finance leases, net of
  allowance for credit losses                         15,176,055     7,962,805
Deferred tax asset                                     2,732,152     2,263,075
Other assets                                             504,998       475,144
                                                      ----------     ---------
                                                    $ 19,816,630   $12,291,916
                                                      ==========    ==========


Accounts payable                                    $    424,954   $   560,356
Notes payable - bank                                  15,182,617     8,287,619
Notes payable - subordinated                           2,018,688     1,027,048
Other liabilities                                        660,090       259,076
                                                       ---------     ---------
                                                      18,286,349    10,134,099
                                                      ----------    ----------

Redeemable preferred stock                             4,248,000     4,248,000
                                                       ---------     ---------

Common stock, no par value                             2,982,795     2,874,795
Paid in capital - stock warrants                         371,495
Accumulated deficit                                   (6,072,009)   (4,964,978)
                                                      ----------     ---------
                                                      (2,717,719)   (2,090,183)
                                                      ----------     ---------
                                                    $ 19,816,630   $12,291,916
                                                      ==========    ==========











See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three and six months ended September 30, 1997 and 1996
(Unaudited)

                                  Three Months Ended       Six Months Ended
                                   1997        1996         1997      1996

Revenues:
Earned income-direct financing
  leases                       $  267,835   $  112,038   $ 482,292 $   261,618
Revenues from sales and
  securitizations                 160,836    9,743,319     294,202  10,499,663
Administrative fee income          36,362        7,390      89,300       7,390
Service fee income                 24,423        4,000      48,293       4,000
Other income                        4,000       40,378       9,939      66,959
                               ----------   ----------  ----------   ---------
Total revenues                    493,456    9,907,125     924,026  10,839,630
                               ----------   ----------  ----------   ---------
Direct Costs:
Interest                          298,758      125,803     520,501     274,875
Costs related to sales and
  securitizations                 152,581   10,438,340     271,163  11,194,550
Provision for credit losses        14,685       32,933      40,000      56,822
Other                              29,848       12,698      69,342      18,742
                               ----------   ----------  ----------   ---------
Total direct costs                495,872   10,609,774     901,006  11,544,989
                               ----------   ----------  ----------   ---------
                                   (2,416)    (702,649)     23,020    (705,359)

General and
  administrative expenses         553,030      471,243   1,061,613   1,011,700
                               ----------   ----------  ----------   ---------
Operating loss before other expense
  and income tax benefit         (555,446)  (1,173,892) (1,038,593) (1,717,059)

Non-cash interest expense         186,763                  341,045
                               ----------   ----------  ----------   ---------
Loss before income tax benefit   (742,209)  (1,173,892) (1,379,638) (1,717,059)

Income tax benefit                252,351      405,740     469,077     583,798
                               ----------   ----------  ----------   ---------
Net Loss                         (489,858)    (768,152)   (910,561) (1,133,261)

Dividends on redeemable
  preferred stock                 (98,235)     (98,235)   (196,470)   (196,470)
                               ----------   ----------  ----------   ---------
Net loss applicable to
  common stock                  $(588,093)   $(866,387)$(1,107,031)$(1,329,731)
                               ==========   ==========  ==========  ==========

Net loss per common share           $(.33)       $(.57)      $(.63)      $(.89)
                                      ===          ===         ===         ===
Weighted average number
  of shares                     1,765,967    1,506,980   1,751,633   1,498,580
                               ==========   ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the six months ended September 30, 1997 and 1996
(Unaudited)

                                                          1997          1996
                                                          ----          ----


Net cash used in operating activities              $   (494,619)  $ (1,881,022)
                                                      ----------     ----------

Cash flows from investing activities:
Recovery of equipment costs and residual
   interests                                             834,050    11,034,297
Purchases of equipment for lease                      (8,078,428)  (10,222,877)
Other                                                     36,694       (33,700)
                                                       ---------     ---------
Net cash provided by (used in)
  investing activities                                (7,207,684)      777,720
                                                       ---------     ---------

Cash flows from financing activities:
Redemption of redeemable preferred stock                                (2,000)
Proceeds from issuance of common stock                   108,000       913,840
Additions to notes payable to banks                    8,558,884     9,562,638
Payments on notes payable to banks                    (1,663,885)   (9,711,450)
Additions to notes payable - subordinated              1,542,023
Payments on notes payable - subordinated                (519,932)
Increase in advances from affiliate                                    546,119
Dividends paid on preferred stock                       (196,470)     (196,470)
                                                       ---------     ---------
Net cash provided by financing activities              7,828,620     1,112,677
                                                       ---------     ---------
Net increase in cash                                     126,317         9,375

Cash:
Beginning of period                                      191,380       190,841
                                                       ---------       -------
End of period                                        $   317,697     $ 200,216
                                                       =========       =======















See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company's consolidated annual financial statements presented in the 1997 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the State of Washington beneficially owned by WestAF. The statements for the three and six months ended September 30, 1997 and 1996, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $352,821 and $272,459 for the six months ended September 30, 1997 and 1996, respectively.

3. In April 1997, the Company entered into an agreement to borrow
$1,500,000 from a Preferred Shareholder/Director. The loan is to be repaid no later than November 30, 1997 and bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The Company recorded a discount for the fair value of the warrants, which is the difference between the fair value of the common stock and the exercise price. This difference is amortized over the life of the note and charged to non-cash interest expense.

4. During the six months ended September 30, 1997, the Company issued 53,000 shares in various option transactions for $106,000 and 4,000 shares in warrant transactions for $2,000.

5. Earnings per share are computed using the weighted-average number of common shares outstanding for the three months ended September 30, 1997 and 1996, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Six months ended September 30, 1997 compared to six months ended
   September 30, 1996
-----------------------------------------------------------------------------
Total revenues decreased by approximately $9,915,000, from $10,839,000 to $924,000. The decrease was caused by a reduction in revenues from sales and securitizations of $10,204,000 offset by an increase of earned income from direct financing leases of $220,000 and an increase of other income of $69,000. The decrease in revenues from sales and securitizations is due primarily to the lack of an Asset Backed Securitization "ABS" this quarter compared to a year ago. The Company is currently planning on securitization transactions occurring in larger denominations compared to the prior year. The increase in direct financing lease income is due to the increased volume of leases warehoused. Other revenues increased primarily due to the increased revenues generated by administrative and service fee income.

Direct costs decreased by $10,644,000, from $11,545,000 to $901,000.  The decrease was attributable to a decrease in costs related to sales and securitizations of approximately $10,923,000 offset by an increase of direct interest of approximately $246,000 and an increase of other expenses of $33,000. The decrease in costs related to sales and securitizations is explained in the preceding paragraph. Interest costs related to warehousing leases prior to securitization increased due to the increased volume of leases warehoused.

General and administrative expenses increased by approximately $50,000, from $1,012,000 to $1,062,000.

The Company incurred a non-cash interest charge of $341,000 due to the realization of a discount related to the issuance of subordinated debt with warrants. The warrants are convertible into common stock at a discount from market price of the common stock. The difference is recorded as non-cash interest and is amortized over the term of the note and, when fully amortized, will have no effect on stockholder's equity and operating income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles, (ii) pay securitization costs, including amounts required for credit enhancement (iii) satisfy working capital requirements (iv) pay operating expenses, (v) satisfy debt service and
(vi) pay preferred stock dividends. Many of these cash requirements increase as the Company's volume of leases increases. A substantial portion of the Company's revenues in any period is represented by revenues from securitizations of leases in such period, if any, but a portion of the cash underlying such revenues is received over the life of the leases. The
Company expects to continue to operate with a negative cash flow as long as the volume of leases continues to grow. The Company has historically funded negative operating cash flows principally through borrowings from financial institutions and sales of equity and debt securities.

The Company completed securitizations in both the second and third quarter of fiscal year 1997 and has approximately $18.6 million of leases securitized as of September 30, 1997. As the Company retains the servicing of leases securitized, it receives servicing income from the securitized pools. The Company is currently planning on securitization transactions occurring in larger denominations in fiscal year 1998.

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

During the six months ended September 30, 1997, the Company issued 53,000 shares in various option transactions for $106,000 and 4,000 shares in warrant transactions for $2,000.

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

The sale of these Securities is subject to, among other things, the Company and the Buyer reaching final agreement upon specific terms of the related documents and the Company issuing an additional $3 million of common stock.

It is the opinion of management that, as of September 30, 1997, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the six months ended September 30, 1997, the Company issued 53,000 shares in various option transactions for $106,000 and 4,000 shares in warrant transactions for $2,000.

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

                  10.6 The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as the lender dated April 15, 1997 incorporated by reference to the Exhibit to Form 10-Q dated September 22, 1997.

                  10.7 The Amended and Restated Revolving Credit Loan agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997.

                  10.8 The Amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated October 20, 1997.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                       WESTAR FINANCIAL SERVICES INCORPORATED




November 14, 1997                      R. W. Christensen, Jr., President
(Date)                                 (Signature)


November 14, 1997                      T. M. Foley, Vice President, Finance
(Date)                                 (Signature)