Form 10-Q
period 1997-12-31
REPUBLIC LEASING INC /WA/
filed 1998-02-18
CIK 761682

FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  December 31, 1997

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

                       Yes:  X          No
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             1,889,300
                Class              Number of Shares Issued at January 31, 1998




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of December 31, 1997 and March 31, 1997


                                                      December 31     March 31
                                                      (Unaudited)
                                                       ---------      --------
Cash                                                $    389,174   $   191,380
Accounts receivable, net of allowance
  for credit losses                                      177,963       333,497
Credit enhancement receivable, net of
  allowance for credit losses                            855,847     1,066,015
Net investment in direct finance leases, net of
  allowance for credit losses                         16,265,422     7,962,805
Deferred tax asset                                     2,965,629     2,263,075
Other assets                                             538,949       475,144
                                                      ----------     ---------
                                                    $ 21,192,984   $12,291,916
                                                      ==========    ==========


Accounts payable                                    $    414,364   $   560,356
Notes payable - bank                                  16,876,925     8,287,619
Notes payable - subordinated                           2,253,424     1,027,048
Other liabilities                                        661,079       259,076
                                                       ---------     ---------
                                                      20,205,792    10,134,099
                                                      ----------    ----------

Redeemable preferred stock                             4,148,000     4,248,000
                                                       ---------     ---------

Common stock, no par value                             3,090,795     2,874,795
Paid in capital - stock warrants                         371,495
Accumulated deficit                                   (6,623,098)   (4,964,978)
                                                      ----------     ---------
                                                      (3,160,808)   (2,090,183)
                                                      ----------     ---------
                                                    $ 21,192,984   $12,291,916
                                                      ==========    ==========











See accompanying notes to consolidated financial statements.


Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three and nine months ended December 31, 1997 and 1996
(Unaudited)

                                  Three Months Ended       Nine Months Ended
                                   1997        1996         1997      1996

Revenues:
Earned income-direct financing
  leases                       $  300,794   $  124,929   $ 783,086 $   386,547
Revenues from sales and
  securitizations                 163,812    9,001,087     458,014  19,500,750
Administrative fee income          20,493                  109,793
Service fee income                 27,528       15,570      75,821      19,570
Other income                        5,074       12,859      15,013      87,208
                               ----------   ----------  ----------   ---------
Total revenues                    517,701    9,154,445   1,441,727  19,994,075
                               ----------   ----------  ----------   ---------
Direct Costs:
Interest                          378,021      124,426     898,522     399,301
Costs related to sales and
  securitizations                 175,119    9,540,245     446,282  20,734,795
Provision for credit losses        15,000       42,417      55,000      99,239
Other                              24,335       15,743      93,677      34,485
                               ----------   ----------  ----------   ---------
Total direct costs                592,475    9,722,831   1,493,481  21,267,820
                               ----------   ----------  ----------   ---------
                                  (74,774)    (568,386)   (51,754)  (1,273,745)

General and
  administrative expenses         581,479      507,010   1,643,092   1,518,710
                               ----------   ----------  ----------   ---------
Operating loss before other expense
  and income tax benefit         (656,253)  (1,075,396) (1,694,846) (2,792,455)

Non-cash interest expense          30,450                  371,496
                               ----------   ----------  ----------   ---------
Loss before income tax benefit   (686,703)  (1,075,396) (2,066,342) (2,792,455)

Income tax benefit                233,479      365,637     702,556     949,435
                               ----------   ----------  ----------   ---------
Net Loss                         (453,224)    (709,759) (1,363,786) (1,843,020)

Dividends on redeemable
  preferred stock                 (97,864)     (98,235)   (294,334)   (294,705)
                               ----------   ----------  ----------   ---------
Net loss applicable to
  common stock                  $(551,088)   $(807,994)$(1,658,120)$(2,137,725)
                               ==========   ==========  ==========  ==========

Net loss per common share           $(.31)       $(.49)      $(.93)     $(1.38)
                                      ===          ===         ===        ====
Weighted average number
  of shares                     1,797,300    1,660,890   1,773,522   1,550,200
                               ==========   ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the nine months ended December 31, 1997 and 1996
(Unaudited)

                                                          1997          1996
                                                          ----          ----


Net cash used in operating activities              $  (1,224,726) $ (3,240,703)
                                                      ----------     ----------

Cash flows from investing activities:
Recovery of equipment costs and residual
   interests                                           1,434,376    20,338,556
Purchases of equipment for lease                      (9,783,121)  (17,303,219)
Other                                                     38,541       (34,808)
                                                       ---------     ---------
Net cash provided by (used in)
  investing activities                                (8,310,204)    3,000,529
                                                       ---------     ---------

Cash flows from financing activities:
Redemption of redeemable preferred stock                (100,000)       (2,000)
Proceeds from issuance of common stock                   216,000     2,044,600
Additions to notes payable to banks                   10,863,558    15,750,971
Payments on notes payable to banks                    (2,274,252)  (18,093,950)
Additions to notes payable - subordinated              1,768,738
Payments on notes payable - subordinated                (542,362)
Increase in advances from affiliate                                    779,120
Dividends paid on preferred stock                       (198,958)     (294,705)
                                                       ---------     ---------
Net cash provided by financing activities              9,732,724       184,036
                                                       ---------     ---------
Net increase in cash                                     197,794       (56,138)

Cash:
Beginning of period                                      191,380       190,841
                                                       ---------       -------
End of period                                        $   389,174     $ 134,703
                                                       =========       =======















See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company's consolidated annual financial statements presented in the 1997 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.
The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the State of Washington beneficially owned by WestAF. The statements for the three and nine months ended December 31, 1997 and 1996, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results of operations for the entire year.

2. The Company paid cash for interest of $355,954 and $273,728 for the nine months ended December 31, 1997 and 1996, respectively.

3. In April 1997, the Company entered into an agreement to borrow
$1,500,000 from a Preferred Shareholder/Director. The loan is to be repaid no later than March 26, 1998 and bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The Company recorded a discount for the fair value of the warrants, which is the difference between the fair value of the common stock and the exercise price. This difference is amortized over the life of the note and charged to non-cash interest expense.

4. During the nine months ended December 31, 1997, the Company issued 85,000 shares in various option transactions for $170,000 and 92,000 shares in warrant transactions for $46,000.

5. Earnings per share are computed using the weighted-average number of common shares outstanding for the three months and nine months ended December 31, 1997 and 1996, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Nine months ended December 31, 1997 compared to nine months ended
   December 31, 1996
-----------------------------------------------------------------------------
Total revenues decreased by approximately $18,552,000, from $19,994,000 to $1,442,000. The decrease is caused by a reduction in revenues from sales and securitizations of $19,043,000 offset by an increase of earned income from direct financing leases of $397,000 and an increase of other income of $94,000. The decrease in revenues from sales and securitizations is due primarily to the lack of Asset Backed Securitizations "ABS" compared to a year ago. The
Company is currently planning on securitization transactions occurring in larger denominations compared to the prior year. The increase in direct financing lease income is due to the increased volume of leases warehoused. Other revenues increased primarily due to the increased revenues generated by administrative and service fee income.

Direct costs decreased by $19,774,000, from $21,268,000 to $1,494,000.  The decrease was attributable to a decrease in costs related to sales and securitizations of approximately $20,289,000 offset by an increase of direct interest of approximately $499,000 and an increase in other expenses of $16,000. The decrease in costs related to sales and securitizations is explained in the preceding paragraph. Interest costs related to warehousing leases prior to securitization increased due to the increased volume of leases warehoused and in October of 1997 Bank One increased the borrowing base funding percentage from 95% to 97%.

General and administrative expenses increased by approximately $124,000, from $1,519,000 to $1,643,000. General and administrative costs increased due to the following factors: interest expense increased by $101,000 due to the issuance of the subordinated debt and increases in other operating lines of credit; salaries and wages increased by $63,000 due to the hiring of a vice-president of Risk Management and a Risk Manager; depreciation increased by $46,000 due to the reclassification of sale/leaseback equipment. Other operating costs, including consulting services, marketing incentives and travel decreased during the nine months ended December 31, 1997.

The Company incurred a non-cash interest charge of $371,000 due to the realization of a discount related to the issuance of subordinated debt with warrants. The warrants are convertible into common stock at a discount from market price of the common stock. The difference is recorded as non-cash interest and is amortized over the term of the note and, when fully amortized, will have no effect on stockholder's equity and operating income.










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

The Company completed securitizations in both the second and third quarter of fiscal year 1997 and has approximately $18.6 million of leases securitized as of December 31, 1997. As the Company retains the servicing of leases securitized, it receives servicing income from the securitized pools. The Company is currently planning on securitization transactions occurring in larger denominations.

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are securitized through the facility made available by the Industrial Bank of Japan (IBJ). During the third quarter of fiscal year ended 1997, Bank One increased the revolving warehouse line of credit, subject to certain conditions, from $12,000,000 to $25,000,000. After repayment of the related borrowings from Bank One, the net proceeds from the IBJ securitizations provide a source of cash for future acquisition of vehicle leases and general and administrative expenses.

The Company records a deferred tax asset related to its operating losses as it believes that it has the ability to provide funding for the lease volumes necessary to generate sufficient taxable income for realization of the deferred tax asset.

During the nine months ended December 31, 1997, the Company issued 85,000 shares in various option transactions for $170,000 and 92,000 shares in warrant transactions for $46,000.

In April 1997, the Company entered into an agreement to borrow $1,500,000 of subordinated debt from a Preferred Shareholder/Director. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's common stock for $.01 a share. The proceeds of the note were used primarily to reduce notes payable - banks and notes payable - subordinated debt.

It is the opinion of management that, as of December 31, 1997, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. It will be necessary, however, to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the nine months ended December 31, 1997, the Company issued 85,000 shares in various option transactions for $170,000 and 92,000 shares in warrant transactions for $46,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's 1997 Annual Meeting of Shareholder's was held on November 17, 1997 R.W. Christensen Jr. and David C. Soward were re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were Joel I. Davis, Charles S. Seel, Cathy L. Carlson and Robert L. Lovely.

The number of votes cast for, against, withheld or abstained, as applicable, for the Directors voted upon are summarized in the following table:

                                For         Withhold
                           ------------   ------------
R.W. Christensen Jr.         1,235,517        6,600
David C. Soward              1,235,287        6,830

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

                  10.7 The Amended and Restated Revolving Credit Loan agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997 incorporated by reference to the Exhibit to form 10-Q dated November
                        14, 1997.

                  10.8 The Amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated October 20, 1997 incorporated by reference to the Exhibit to form 10-Q dated November 14, 1997.

                  10.9 The Amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated February 9, 1998.

                  10.10 The Amended agreement between Westar Financial Services
                        Incorporated and Bank One as the lender dated
                        October 27, 1997.


             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None



                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                       WESTAR FINANCIAL SERVICES INCORPORATED




February 13, 1998                      R. W. Christensen, Jr., President
(Date)                                 (Signature)


February 13, 1998                      T. M. Foley, Vice President, Finance
(Date)                                 (Signature)