Form 10-K405
period 1998-03-31
REPUBLIC LEASING INC /WA/
filed 1999-03-01
CIK 761682

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES ACT OF 1934


 For the fiscal year ended MARCH 31, 1998     Commission File Number 2-95465-S

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----     -----

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

             Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant at December 31, 1998

                                     $1,510,546

2,187,300 shares of no par value Common Stock outstanding as of December 31, 1998

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its April 26, 1999, Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

                     Total of Sequentially Numbered Pages:  31
                         Exhibit Index is Located at Page 28

                                       PART I
ITEM 1. BUSINESS

GENERAL

Westar Financial Services Incorporated ("Westar"), successor to Republic Leasing Incorporated ("RLI"), was originally formed in 1985 as Republic Leasing VI, a limited partnership, and subsequently incorporated in 1989 in the state of Delaware. At a special shareholders' meeting held on March 25, 1996, the shareholders of RLI approved a plan of merger between Westar and RLI which effected the reincorporation of RLI in the State of Washington and the name change to its current name of Westar.

Beginning in late 1995, Westar began full scale regional operations providing prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest Region of the U.S. (Washington, Idaho and Montana.) Westar has designed and developed a number of financing, lease servicing and risk management innovations which, in management's opinion, allows it to compete against major institutions and manufacturer's captive financing companies.

Westar's business activities focus solely on the prime-credit sector of the consumer automobile leasing market. The Company has established non-exclusive relationships with over 45% of the manufacturer-franchised auto dealers in the Northwest Region of the United States and seeks to become the first national auto leasing finance company. The Company pools and securitizes or sells its auto lease receivables, servicing such leases during their term and remarketing leased automobiles upon expiration of the leases.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenues, expenses, profit, cash flow, balance sheet items, forecasts of demand or market trends for the Company's products and for the auto finance industry or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risks identified in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

BUSINESS STRATEGY

The Company's primary strengths are its technological sophistication, management's extensive experience in the leasing business, its focus on dealer service and low overhead compared to its institutional competition. The Company's strategy for growth is to utilize these strengths to (i) increase lease acquisitions by continuing to develop existing dealer relationships within its current geographical market; (ii) by expanding into new markets; (iii) and seeking additional opportunities and alliances.

The Company's business strategy is to (i) provide personal and attentive service primarily to the manufacturer-franchised automobile dealers in its network, (ii) lease to prime quality credit applicants in order to build and service a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio in the short-term through warehouse credit facilities and in the long-term through asset backed securitizations or portfolio sales and (iv) manage its residual value risk.

The Company offers its Dealer-Direct Retail Leasing "DDRL" program to selected automobile dealers based on their reputation, location and size. Each participating dealer is required to sign a non-exclusive dealer agreement which is primarily designed to protect Westar against potential dealer misrepresentations and some forms of consumer fraud. The Company attempts to meet the needs of its dealers through responsive customer service to the dealer, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the DDRL program to automobile dealers in the Northwest Region. At March 31, 1998 and 1997 the Company had 312 and 283 dealers signed, respectively.

Leases acquired from dealers are pre-approved by the Company's experienced lease production officers ("LPOs") and must meet the Company's credit and documentation standards prior to funding. Lessees must meet the Company's established debt/income and payment ratios and must possess a credit history exhibiting a willingness to pay creditors on an agreed basis. The Company has implemented a proprietary and sophisticated risk management system which further enables the Company to control the consistency of the credit quality of the applications approved and to segment its portfolio by risk.

The Company has initiated, funded and serviced nearly $119 million of equipment and vehicle leases for hundreds of corporate clients since inception. Over the past several years the Company has sold, while retaining all servicing, approximately $15 million of lease production to other financial institutions. In fiscal 1997, the Company sold through securitization transactions $18.6 million of DDRL leases and the underlying assets. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1998, leased assets outstanding which are not held in the Company's portfolio but are serviced by the Company for others approximated $13 million of securitized DDRL leases. The Company also services approximately $19 million of DDRL leases held in its portfolio awaiting securitization.

COMPETITION

The retail automobile leasing industry within Westar's Northwest Region is dominated by large banks and captive finance companies of the vehicle manufacturers. Different banks currently dominate the U.S. market for new vehicle leases but vary on a region-by-region basis. Vehicle manufacturers, each of which sponsors either a subsidiary finance program or a bank-sponsored program, can and do compete aggressively on price, but on a very selective basis, typically promoting one model or another at price levels roughly equivalent to, or even below, their cost of funds (known as "subvention" programs), while other dealer models are priced at competitive, rather than super-competitive, levels. Manufacturer's subvention programs typically restrict, often substantially, the profit margin available to the selling dealer. The remaining competitors-dealer-affiliated leasing companies, independent leasing companies, other banks, credit unions-split the remaining market among themselves, exercising neither significant leadership or dominance.

Through the use of lower costs made possible by securitization as well as lower overhead, lower regulatory burdens and lower transaction costs, management believes the Company is fully price competitive with its largest competitors and that it can surpass them with better service and responsiveness.

CREDIT PRACTICES, DELINQUENCY AND CREDIT LOSS EXPERIENCE

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

Although the Company's credit quality is at or above that of other prime-credit producers based on a Consumer Banker Association survey, the loss experience rate depicted in the table below is higher than management's expectation for future periods. The leases contributing to the losses in 1996 were acquired during the Company's development and test phase and were not approved using the credit policies, guidelines and procedures currently in place and which the Company has been using since full-scale operations began in October 1995. There are other factors that will influence the final performance of the portfolio including residual value gains and termination fees.

In fiscal 1997, the Company completed its first two lease securitizations, referred to as "1996 PIC-A" and "1996 PIC-B", which are described in more detail elsewhere in this report (see Financing). As a result, the Company has established the PIC's as static pools in order to report credit losses and repossession experience on a consistent and comparable basis. The credit and repossession experience on the Company's DDRL leases serviced for the years ended March 31, 1998 and 1997 is as follows:


Credit Loss/Repossession Experience(1)                                    1998                                      1997
                                                     ---------------------------------------------------      ----------------
DELINQUENCY EXPERIENCE:                              Static Pool      Static Pool        Total Portfolio       Total Portfolio
                                                     1996 PIC-A       1996 PIC-B
                                                     ------------     -----------        ---------------      ----------------
Static Pool                                          $9,513,652       $8,935,147           $37,068,411          $26,451,606

Delinquencies at March 31:
     31-60 days                                          72,628           51,644               221,374               59,977
     61-90 days                                          33,222           31,081                64,303               51,213
     91 days or more                                     45,755           28,111                73,866
                                                       --------         --------              --------             --------
Total delinquent 31 or more days                       $151,605         $110,836              $359,543             $111,190

Delinquencies as a % of static pool                        1.59%            1.24%                 0.97%                0.42%

Amount in repossession                                  $23,928          $42,887               $66,815
Total delinquencies and amount in repossession         $175,533         $153,723              $426,358             $111,190

Total delinquencies and amount in repossession
as a percentage of static pool                             1.85%            1.72%                 1.15%                0.42%

CREDIT LOSS/REPO EXPERIENCE:

Gross charge-offs(2)                                  $ 437,596        $ 124,090             $ 717,817            $ 170,037
Recoveries at 3-31-98(3)                               (272,198)         (59,500)             (418,048)            (118,948)
Recoveries subsequent to 3-31-98                        (25,500)         (21,500)              (47,000)
                                                       --------         --------              --------             --------
  Net Credit Losses                                   $ 139,398         $ 43,090             $ 252,769            $  51,089

Net losses as a % of static pool                           1.47%            0.48%                 0.68%                0.19%
Annualized lifetime static pool losses at 3-31-98          0.93%            0.39%



(1) All amounts and percentages are based on the initial implicit principal balance for the securitized leases and the original contract amount for non securitized leases.
(2) Amount charged off includes the remaining net investment balance in the lease.
(3)  Represents recoveries pertaining to charges-offs as of 3-31-98.

FINANCING

The Company securitizes leases acquired as asset backed securities or sells pools of leases in portfolio sale transactions. The Company services the securitized or sold leases. As part of the securitization transactions the Company sells the tax benefits to a third party. In March 1995, the Company entered into an agreement with the Industrial Bank of Japan "IBJ" whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by vehicle lease receivables. IBJ negotiated the pricing, pre-sold and placed the Company's first two securitizations which were sold during fiscal 1997, known as "1996 PIC-A" and "1996 PIC-B."

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In July 1998, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations. Based on this information, Management re-negotiated the financing facility to $15 million. This revolving credit warehouse facility is to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize such leases through selected facilities or to sell in a portfolio sale transaction. The Company must comply with quarterly debt/equity ratios, net worth requirements and restrictions on the payment of dividends on common stock to utilize the line. At March 31, 1998 the Company failed to maintain the requirement of eligible lease originations and the ratio of consolidated total indebtedness to consolidated tangible net worth. The lender has waived this event through March 31, 1999.

The three-year warehouse facility allows short-term borrowing from 95% to 97% of the cost of a lease and is secured by a security interest in the vehicle specified in the lease at origination. In August 1996, the warehouse facility was amended to be non-recourse to the Company. The interest rate, originally 30-day LIBOR plus 400bps, is now LIBOR plus 300bps, which approximates the prime rate. Under the terms of the agreement, Bank One has the option of reviewing each credit and rejecting any lease which it, in its sole discretion, believes does not meet standards appropriate to prime credits.

Principal and interest payments on the warehouse credit facility are generated by monthly lease payments. Upon completion of a securitization or sale, the warehouse loans are repaid. Any loan related to a lease which becomes non-performing while covered by the credit facility is repaid.

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

EMPLOYEES

As of March 31, 1998 and 1997 the Company had 19 and 18, employees, respectively. Many of Westar's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain employees who are in great demand within our industry. At times, the Company may experience difficulty in hiring and retaining experienced personnel. To date, the Company has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the
Company:


      Name                                  Age   Position
      ----                                  ---   ---------
      Robert W. Christensen, Jr.            49    President and CEO

      Robert E. Kanatzar                    45    Senior-Vice President, Risk
                                                  Management

      Warren Kornfeld                       37    Senior-Vice President, Finance


R. W. CHRISTENSEN, JR., age 49, is the President (since 1978) and Chairman of the Board of Directors (since 1995) of the Company. Prior to 1978 he held positions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors (1987-1990) of Heritage Federal Savings & Loan Association. He is President and director of Mud Bay Holdings Ltd., a privately held investment firm. Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988.

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

ROBERT E. KANATZAR, age 45, is Senior Vice President of Risk Management with responsibilities for all credit, collection and remarketing activities
(1997). Prior to joining the Company, he was Senior Vice President of Credit Policy and Risk Management for NationsCredit Corporation, the largest bank-owned finance company in the United States (since 1996). Prior to joining NationsCredit, he was Vice President of Risk Management with Bank One Credit Company (since 1992). Previously, he served as Vice President of Consumer Lending for Texas Commerce Bank and Vice President-Finance with Citicorp Acceptance Company's Automobile Finance Division. Mr. Kanatzar received both his B.S. in Business Administration and MBA from the University of Kansas.

WARREN KORNFELD, age 37, is Senior Vice President of Finance with responsibilities for all accounting and finance functions (since 1998). Prior to joining the Company, he was Vice President with the Industrial Bank of Japan, Ltd. ("IBJ") in New York, responsible for heading up their term asset backed effects (since 1994). Prior to joining IBJ, he was co-founder/partner of Bickford & Partners, Inc., an investment banking firm specializing in asset backed securities (since 1991). Previously, he served as First Vice President at Trepp & Company Inc, where he headed up the asset backed consulting group (since 1983). Mr. Kornfeld received his B.S. in Economics with a dual concentration in Finance and Decision Sciences from the University of Pennsylvania.

ITEM 2. PROPERTIES

The general and administrative offices of the Company are located at The Republic Building, Olympia, Washington 98501, on leased premises with approximately 4,400 square feet. The lease expires November 30, 2000. The facilities are adequate for the Company's current and planned operations.

ITEM 3. LEGAL PROCEEDINGS

There are no reportable events.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no submission of matters to a vote of security holders.

                                      PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY

Trading of the Company's common stock began on November 28, 1995, and is facilitated through the NASD OTC Bulletin Board (OTC:WEST). As of March 31, 1998, the Company had 349 stockholders of record. The Company has not paid any dividends on the common stock. The borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see note 7 to the Financial Statements) restrict the payment of dividends on the common stock. Management does not expect to pay dividends on the common stock in fiscal 1999.

The following table summarizes the high and low bid prices of the Company's stock for fiscal years ended March 31, 1998 and 1997, adjusted for the two-for-one stock split declared on May 10, 1996 (see note 8 to the Financial Statements).



       Fiscal 1997                                          High              Low
       -----------                                          ----              ---
          First quarter ended June 30, 1996                $12.50            $3.75
          Second quarter ended September 30, 1996           13.00             7.00
          Third quarter ended December 31, 1996             17.00             7.50
          Fourth quarter ended March 31, 1997               10.00             6.87

       Fiscal 1998
       -----------
          First quarter ended June 30, 1997                 $8.00            $3.50
          Second quarter ended September 30, 1997            7.00             2.75
          Third quarter ended December 31, 1997              7.00             1.50
          Fourth quarter ended March 31, 1998                3.25             1.88

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended March 31, are as follows (all amounts in thousands except per share data):

                                                                               Years Ended March 31
                                                         -----------------------------------------------------------------
                                                             1998         1997           1996          1995          1994
                                                         -----------------------------------------------------------------
    Total revenues                                       $   2,246     $  20,743     $   1,629     $   2,138     $   1,054

    Loss before cumulative effect of change
    in accounting principle & extraordinary item            (5,062)       (1,898)         (895)         (468)         (649)

    Loss per common share before cumulative                  (2.99)        (1.48)         (.85)         (.43)         (.46)
    effect of change in accounting
    principle & extraordinary item per common share,
    basic

    Net Loss                                                (5,062)       (1,898)         (852)         (468)         (649)

    Net Loss per common share, basic &                       (2.99)        (1.48)         (.82)         (.43)         (.46)
    diluted

    Total assets                                            20,495        12,292         8,210         4,311         4,059

    Total liabilities                                       23,228        10,134         5,814         3,263         3,283

    Redeemable preferred stock                               4,073         4,248         4,250         1,800           925

    Shareholders' equity (deficiency)                       (6,806)       (2,090)       (1,853)         (752)         (149)

The loss per common share for 1998, 1997, 1996, 1995 and 1994 has been calculated on a basis after giving effect to preferred stock dividends of approximately $391,000, $393,000, $275,000, $120,000 and $14,000, respectively and have been adjusted for the 2-for-1 stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

See the similarly captioned section in Item 1 regarding the existence of forward-looking statements herein.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Beginning in late 1995, Westar began full scale regional operations providing prime credit quality consumer automobile lease financing through franchised automobile dealers in Western Washington. Westar has designed and developed a number of financing, lease servicing and risk management innovations. As a result, the Company committed significant personnel time and resources to its development. While the Company's statement of operations reports a net loss of approximately $5,062,000, $1,898,000 and $852,000 in fiscal 1998, 1997 and 1996, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and represents an investment in the Company's future operations.

The decrease in revenues of $18,497,000 (89%) from fiscal 1997 to 1998 was mainly due to the lack of the Company's completion of asset backed securitizations. In the prior year, two asset backed securitization transactions of approximately $18,600,000 of lease contracts in private placements took place. Due to the increased holding period of the unsecuritized leases, earned income on direct financing leases increased $608,000 (120%) in 1998 from 1997. Administrative income decreased $107,000 (42%) due to fewer leases funded in 1998 compared to 1997. Service fee income rose $96,000 (2,403%) due to service fee's charged on the securitized assets for a full fiscal year and other income decreased by $47,000 (38%) due to fewer assets sold. The increase in revenues of $19,115,000

(1,174%) from fiscal 1996 to 1997 was mainly due to the Company's completion of the two asset backed securitization transactions as previously discussed. Other increases are due to lease revenues prior to securitization which are a consequence of substantial increases in lease volumes.

Direct costs decreased $19,427,000 (89%) from fiscal 1997 to 1998. This resulted in an improvement in the gross margin from $(984,000) to $(55,000). During 1998, the decrease in direct costs is due primarily to the Company not completing any asset backed securitizations. Interest costs related to warehousing leases increased by $784,000 due to the increased length of time assets are held prior to securitization. Provision for credit losses decreased $(54,000) from 1997 to 1998 due to fewer assets funded. Other major decreases in direct costs related also to volumes, were lease commissions and lease value deficiency ("GAP") insurance expense. Direct costs increased $20,289,000 (1,411%) from 1996 to 1997 due primarily to the following factors: costs associated with the Company's first two asset backed securitizations, the fixed costs related to relatively small transactions and the cost premiums which apply to a new issuer. Interest costs related to warehousing leases prior to securitization increased by $354,000 due to the increased volume of leases written. Other major costs that increased in total dollars which were also related to volume were the allowance for bad debts as well as lease deficiency ("GAP") insurance expense.

General and administrative expenses increased $290,000 (13%) from fiscal 1997 to 1998. During 1998, a risk management function was added to the Company's operations. Other expenses increased with system development and costs pertaining to growth of the business. Other changes during the year including reorganization of sales personnel and marketing philosophy caused a decrease in travel and marketing expenses. Management expects the current level of general and administrative expenses and marketing costs will increase with continuing geographical expansion. General and administrative expenses increased $332,000 (19%) from fiscal 1996 to 1997. Costs have been incurred to cover the increase in new dealers being signed and the increases in the leases being funded.
During 1997, a Vice President of Operations and a Controller were added to the Company's personnel. Other expenses occurred with expansion such as a more highly compensated personnel, system expenses and marketing.

The Company recorded a 100% valuation allowance against the deferred tax asset in the fourth quarter of fiscal 1998. Recording the valuation allowance resulted in net income tax expense in the current year as compared to tax benefits in prior years.

The Company has developed a strategy to become a national financing organization based on its experience in its current region, the Northwest. Substantial time and efforts have been utilized for designing enhanced lease products and services. Westar has introduced four of its enhancements to its dealers in January 1998. As expected, application and lease volumes and dealer contracts have increased substantially. By March 31, 1998, the Company had signed 45% of the dealers in its region to non-exclusive leasing agreements and funded approximately $13 million of leases in fiscal 1998. The Company also demonstrated its ability to perform multiple securitizations completing over $18 million in two securitization transactions in 1997. The organizational activities have resulted in significant up-front costs to develop systems and a structure capable of handling the Company's projected lease volumes. Management believes that future revenues derived from this structure will allow recovery of the Company's initial investment and return operating profits on a quarterly basis before the end of fiscal 1999.

COMPUTER/YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that since it uses an Apple Macintosh based system, and all related upgrades and system changes have been made, the Company's systems are currently Year 2000 compliant.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the minimal estimated costs and time associated with the impact of third parties Year 2000 Issues, and are based on presently available information. The Company has found no material problems to date with any of its significant suppliers or customers. However, there can be no guarantee that the systems of other companies (including financial institutions, telecommunications and the US Government) on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

INFLATION AND CHANGING PRICES

The Company's leases are written with fixed terms at fixed implicit rates. Interim financing for the leases is provided through the Bank One warehouse facility until sufficient volumes are pooled for securitization or sold through portfolio sale transactions. The Company is at risk from interest rate fluctuation during the time it owns the leases it originates. Management has various tools available such as interest rate swaps and pre-funding rate caps to minimize the risks associated with the effect of changing prices. The effect of inflation on general and administrative expenses over the last three years has been negligible.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles, (ii) pay sales or securitization costs, including amounts required for credit enhancement, (iii) satisfy working capital requirements, (iv) pay operating expenses, (v) satisfy debt service and (vi) pay preferred stock dividends. Many of these cash requirements increase as the Company's volume of leases increases. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs principally through borrowings from financial institutions, securitizations, portfolio sales and sales of equity and debt securities.

Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. The Company retains the servicing of leases securitized and receives the servicing income for the securitized pools.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In July 1998, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations. Based on this information, Management re-negotiated the financing facility to $15 million. This revolving credit warehouse facility is to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize such leases through selected facilities or to sell in a portfolio sale transaction. After repayment of the related borrowings from Bank One, the net proceeds from the securitizations or sales provide a source of cash for future acquisition of vehicle leases and general and administrative expenses. At March 31, 1998 the unused portion of the warehouse line is $6.7 million. The Company must comply with quarterly debt/equity ratios, net worth requirements and restrictions on the payment of dividends on common stock to utilize the line. At March 31, 1998 the Company failed to maintain the requirement of eligible lease originations and the ratio of consolidated total indebtedness to consolidated tangible net worth. The lender has waived this event through March 31, 1999.

Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions. During the year ended
March 31, 1998, the Company issued 475,000 shares, the majority of which was issued upon conversion of preferred stock, and received $365,000 from the exercise of warrants and options. The Company anticipates redeeming a significant portion of preferred stock from the issuance of subordinated debt.

It is the opinion of Management that, as of March 31, 1998, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations, although there can be no assurance, to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years.

SUBSEQUENT EVENTS

In April 1998, the Company entered into an agreement with PLMC, LLC, which is owned by two directors and other unrelated parties, to borrow $400,000 in the form of subordinated debt. The note was to be repaid no later than June 30, 1998 and bears interest at the rate of 9%. This note was repaid in full on May 13, 1998.

In May 1998, the Company announced that certain preferred shareholders accepted the Company's offer to redeem their shares of Series 1, Series 2 and Series 3 Preferred at face value. Originally, the 2,823 shares of Series 1, 2 and 3 Preferred Stock were to be redeemed by December 31, 2000. The Company redeemed 1,088, 231 and 631 shares for Series 1, 2 and 3, respectively at par value in the amount of $1,950,000 using the proceeds from the issuance of subordinated convertible debt in May 1998. As part of the redemption, the preferred shareholders exercised their warrants to purchase Westar's common stock. This early redemption will save the Company approximately $260,000 per year in dividend payments.

In May 1998, the Company entered into an agreement with an officer to exchange their Series 3 Preferred Stock with a par value of $500,000 for a note payable in the amount of $500,000. The note bears interest at the rate of 9.25% and is paid quarterly. The note is to be paid no later than April 1, 1999.

In May 1998, the Company issued $4,000,000 in subordinated convertible notes to PLMC, LLC, which is owned by two directors and other unrelated parties. The note is due May 2003 and bears interest at the rate of 10.5% per annum. The note is convertible into 20% of the Company's common stock.

In July 1998, a lease purchase/repurchase agreement was entered into in the amount of $1.6 million with T&W Financial Services, a related party. The agreement bears interest at the rate of 9.5% per annum. The agreement was dated July 22, 1998 and the assets were repurchased August 12, 1998.

In July 1998, an agreement was reached which set the warehouse line at $15,000,000 (See note 5).

In August 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its third securitization of $27.5 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $273,000, which is anticipated to be received out of future cash flows from the pool of contracts sold. The Company continues to service the leases securitized.

In November 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its fourth securitization of $14.4 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $94,000, which will be received in 60 monthly payments in the amount of $1,571.98. The Company continues to service the leases securitized.

In December 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its fifth and sixth securitization of $5.2 and $5.9 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $34,000 and $39,400, respectively, which will be received in 60 monthly payments in the amount of $563.28 and $655.98, respectively. The Company continues to service the leases securitized.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", each of relate to additional reporting and disclosure requirements which are effective for financial statement periods beginning after December 15, 1997. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied on a prospective basis only. As of March 31, 1998, the Company has not completed any transaction subject to this Standard and is evaluating the potential impact of this standard on future transactions. The Company believes the August 1998 transaction was recorded properly as a sale under FASB 125.

Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities", effective for Westar, April 1, 1999, requires costs of start-up activities and organization costs to be expensed as incurred. It is not expected that the adoption of this statement will have a material effect on the Company's operating results or financial condition.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of the statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This statement may not be applied retroactively to financial statements of prior periods. It is not expected that the adoption of this statement will have a material effect on the Company's operating results or financial condition.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

------------------------------------------------------------------------------

------------------------------------------------------------------------------

Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheet of Westar Financial Services Incorporated and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westar Financial Services Incorporated and subsidiaries as of March 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

KPMG LLP
Seattle,  Washington
February 17, 1999




Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheet of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1997 and the consolidated results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Seattle,  Washington
September 9, 1997

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1998 AND 1997

                                                                           1998                  1997
                                                                           ----                  ----
Cash and cash equivalents                                           $     475,275          $    191,380
Accounts and other receivables, net of allowance
  for credit losses of $21,000 for both years (Note 9)                    147,092               333,497
Credit enhancement receivable, net of allowance
  for credit losses of $90,894 for both years                             855,848             1,066,015
  (Notes 3 & 4)
Net investment in direct financing leases (Notes 4 & 5)                18,533,096             7,962,805
Deferred tax asset (Note 6)                                             2,936,206             2,263,075
Less: valuation allowance (Note 6)                                     (2,936,206)
Other                                                                     484,066               475,144
                                                                    -------------          ------------
                                                                    $  20,495,377          $ 12,291,916
                                                                    -------------          ------------
                                                                    -------------          ------------



Accounts payable                                                    $     692,126          $    560,356
Notes payable to banks (Note 5)                                        19,057,701             8,287,619
Notes payable to affiliates  (Note 5)                                   2,756,635             1,027,048
Other liabilities                                                         722,401               259,076
                                                                    -------------          ------------
                                                                       23,228,863            10,134,099
                                                                    -------------          ------------


Redeemable preferred stock (Notes 7 & 8)                                4,073,000             4,248,000
                                                                    -------------          ------------

Shareholders' Equity (Deficiency):
  Common stock, no par value; 35,000,000
    shares authorized; 2,187,300 and 1,712,300 shares                   3,239,795             2,874,795
    issued and outstanding (Note 8)
      Paid in capital - stock warrants (Notes 5 & 8)                      371,495

      Accumulated deficit                                             (10,417,776)           (4,964,978)
                                                                    -------------          ------------

                                                                      ( 6,806,486)           (2,090,183)
                                                                    -------------          ------------

                                                                    $  20,495,377          $ 12,291,916
                                                                    -------------          ------------
                                                                    -------------          ------------

See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                              1998             1997              1996
                                                              ----             ----              ----
Revenues:
  Revenues from sales and securitizations
   (Notes 3 & 9)                                        $    804,160     $ 19,850,681      $   1,299,809
  Earned income on direct financing leases                 1,114,050          505,889            191,746
  Administrative income                                      151,353          259,104
  Service fee income                                         100,114            4,000
  Other                                                       75,912          123,213            136,971
                                                        ------------     ------------      -------------

                                                           2,245,589       20,742,887          1,628,526
                                                        ------------     ------------      -------------

Direct costs:
  Costs related to securitizations and sales                 766,589       20,850,971          1,247,023
  Interest                                                 1,296,261          512,760            159,180
  Provision for credit losses                                 65,000          118,889              5,944
  Other                                                      173,009          244,566             25,617
                                                        ------------     ------------      -------------

                                                           2,300,859       21,727,186          1,437,764
                                                        ------------     ------------      -------------

Gross margin                                                 (55,270)        (984,299)           190,762

General and administrative expenses (Note 9)               2,372,286        2,082,764          1,751,297


Non-cash interest expense (Note 5)                           371,496
                                                        ------------     ------------      -------------

Loss before federal income tax benefit                    (2,799,052)      (3,067,063)        (1,560,535)

Income tax benefit (expense) (Note 6)                     (2,263,073)       1,168,666            665,263
                                                        ------------     ------------      -------------

Loss before extraordinary item                            (5,062,125)      (1,898,397)          (895,272)

Gain on early extinguishment of debt (net of
income tax of $22,520) (Note 10)                                                                  43,715
                                                        ------------     ------------      -------------


Net loss                                                  (5,062,125)      (1,898,397)          (851,557)

Dividends on redeemable preferred stock                     (390,673)        (392,940)          (275,324)
                                                        ------------     ------------      -------------

Net loss applicable to common stock                    $ ( 5,452,798)   $ ( 2,291,337)     $ ( 1,126,881)
                                                        ------------     ------------      -------------
                                                        ------------     ------------      -------------

Net loss per basic and diluted common share before
extraordinary item                                           $ (2.99)         $ (1.48)            $ (.85)
                                                             -------         --------            -------
                                                             -------         --------            -------

Net loss per basic and diluted common share                  $ (2.99)         $ (1.48)            $ (.82)
                                                             -------          -------            -------
                                                             -------          -------            -------

Weighted average number of basic and diluted shares
outstanding                                                1,825,400        1,548,200          1,374,200
                                                        ------------     ------------      -------------
                                                        ------------     ------------      -------------

See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                               Common Stock
                                                -------------               Paid in       Accumulated
                                              Shares         Amount         Capital          Deficit             Total
                                              ------         ------         -------          -------             -----

Balance, March 31, 1995                     1,380,500      $  795,195                     $(1,546,760)       $  (751,565)

Exercise of common stock warrants              50,000          25,000                                             25,000

Dividends on redeemable preferred stock                                                      (275,324)          (275,324)

Net loss                                                                                     (851,557)          (851,557)
                                           ----------     -----------      ----------     -----------        ------------

Balance, March 31, 1996                     1,430,500      $  820,195                     $(2,673,641)       $(1,853,446)

Dividends on redeemable preferred stock                                                      (392,940)          (392,940)

Net loss                                                                                   (1,898,397)        (1,898,397)

Common stock issued                           281,800       2,054,600                                          2,054,600
                                           ----------     -----------      ----------     -----------        ------------

Balance, March 31, 1997                     1,712,300      $2,874,795                     $(4,964,978)       $(2,090,183)

Dividends on redeemable preferred stock                                                      (390,673)          (390,673)

Net loss                                                                                   (5,062,125)        (5,062,125)

Exercise of common stock warrants             475,000         365,000                                            365,000

Paid in capital-detachable stock warrants                                     371,495                            371,495
                                           ----------     -----------      ----------     -----------        ------------

Balance, March 31, 1998                     2,187,300     $ 3,239,795      $  371,495    $(10,417,776)       $(6,806,486)
                                           ----------     -----------      ----------     -----------        ------------
                                           ----------     -----------      ----------     -----------        ------------

See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                         1998               1997               1996
                                                                         ----               ----               ----
Cash flows from operating activities:
   Net loss                                                          $(5,062,125)       $(1,898,397)      $  (851,557)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Early extinguishment of debt, net of tax                                                              (43,715)
        Deferred tax (benefit) provision                               2,263,075         (1,168,666)         (665,263)
        Depreciation and amortization                                    480,106             82,373           206,947
        Provision for and write-off of credit losses                      65,000            118,889             5,944
        Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                     186,405           (176,087)          (19,863)
          (Increase) decrease in credit enhancement receivable           210,167         (1,156,909)
          (Increase) in net investment in direct finance leases      (10,603,596)        (2,688,836)       (3,490,070)
          Increase in accounts payable                                    38,291            343,358            49,060
          Increase (decrease) in other liabilities                       463,324            154,279           (25,110)
          Other                                                          (43,764)           (68,507)           77,268
                                                                     -----------         ----------       ------------
          Net cash used in operating activities                      (12,003,117)        (6,458,503)       (4,756,359)
                                                                     -----------         ----------       ------------

Cash flows from investing activities:
   Reduction of lease receivables (recovery of principal)                                                     124,233
   Other                                                                (105,465)         (176,477)           (89,245)
                                                                     -----------         ----------       ------------

          Net cash provided by (used in) investing activities           (105,465)         (176,477)            34,988
                                                                     -----------         ----------       ------------

Cash flows from financing activities:
   Proceeds from (redemption of) redeemable preferred stock             (175,000)           (2,000)         2,450,000
   Proceeds from lease repurchase agreements                                                                  115,849
   Proceeds from issuance of common stock                                365,000         2,054,600             25,000
   Additions to notes payable                                         16,043,943        23,877,554          5,128,878
   Payments on notes payable to banks                                 (3,544,274)      (18,886,525)        (2,585,323)
   Dividends paid on redeemable preferred stock                         (297,192)         (385,922)          (221,814)
   Other                                                                                   (22,188)           (55,655)
                                                                     -----------         ----------       ------------

           Net cash provided by financing activities                  12,392,477         6,635,519          4,856,935
                                                                     -----------         ----------       ------------

Net increase in cash and cash equivalents                                283,895               539            135,564

Cash and cash equivalents:
   Beginning of year                                                     191,380           190,841             55,277
                                                                     -----------         ----------       ------------

   End of year                                                      $    475,275      $    191,380       $    190,841
                                                                     -----------         ----------       ------------
                                                                     -----------         ----------       ------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $    723,203      $    413,518       $    163,817
                                                                     -----------         ----------       ------------
                                                                     -----------         ----------       ------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION

     The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated), its 100% owned subsidiary Westar Auto Holding Company, Inc. (WestAH), their 100% owned subsidiary Westar Auto Finance, LLC (WestAF) and the Westar Lease Origination Trust (WestLOT), a Massachusetts business trust registered in the State of Washington, beneficially owned by WestAF. All intercompany transactions have been eliminated in consolidation.

     DESCRIPTION OF BUSINESS

     Westar's business activities focus solely on the prime-credit sector of the consumer automobile leasing market. The Company has established non-exclusive relationships with over 45% of the manufacturer-franchised auto dealers in the Northwest Region of the U.S. (Washington, Idaho and Montana). Westar has designed and developed a number of financing, lease servicing and risk management innovations, which allow it to compete against major institutions and manufacturer's captive financing companies. The Company pools and securitizes its auto lease receivables, servicing such leases during their term and remarkets used automobiles upon the expiration of the leases. The Company meets the needs of its dealers through responsive customer service, extended hours, rapid funding, consistent buying practices and competitive pricing. The Company currently offers the Dealer Direct Retail Leasing program ("DDRL") to automobile dealers in the states of Washington, Oregon and Idaho.

     Starting in fiscal year 1997, the Company securitizes leases acquired through the DDRL program as asset backed securities. The securities sold were insured by MBIA Insurance Corporation and rated AAA by Standard and Poor's Corporation and Aaa by Moody's Investors Service (see note 3).

     Over the last twelve years the Company has sold, primarily to financial institutions with servicing retained, approximately $15 million of commercial leases and $18.6 million of the securitized DDRL leases and the underlying assets for purposes of providing a source of capital for funding new lease acquisitions. Services provided by the Company to purchasers of its leases include, but are not limited to, monthly billing, collecting and remarketing. At March 31, 1998, leased assets outstanding which are not held in the Company's portfolio but are serviced by the Company for others approximated $13 million for the securitized DDRL leases. The company also services approximately $19 million of DDRL leases awaiting securitization or sale.

     CONCENTRATION OF CREDIT AND FINANCIAL INSTRUMENT RISK

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

     No dealers accounted for more than 10% of lease volume in 1998, 1997 or 1996.

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


     A significant portion of the Company's business activity is with customers located in Washington State. There were no other significant regional, industrial or group concentrations during the three years ended March 31, 1998.

     CASH AND CASH EQUIVALENTS

     The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents.

     CREDIT ENHANCEMENT RECEIVABLE

     The Company is required to maintain spread accounts to protect investors in securitization transactions and credit enhancers against credit losses. The initial deposit, if required, and excess cash flows from securitization transactions are retained for each securitization until the spread account balance reaches a specified percentage of the underlying leases included in the securitization. Funds in excess of specified percentages are remitted to the Company over the remaining life of the securitization. For each securitization trust, there is no recourse to the Company beyond the balance in the spread accounts.

     LEASES

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

     FURNITURE, FIXTURES AND EQUIPMENT

     At March 31, 1998 and 1997, furniture, fixtures and equipment of $148,898 (net of accumulated depreciation of $250,945) and $201,518 (net of accumulated depreciation of $170,134), respectively are included in other assets and stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. Included in this total are assets subject to capital leases in the amount of $128,799 (net of accumulated amortization of $102,443) and $165,841 (net of accumulated amortization of $38,508) for the years ended March 31, 1998 and 1997, respectively. These assets are stated at cost less accumulated amortization and are amortized over the term of the lease.

     INTANGIBLE ASSETS

     At March 31, 1998 and 1997, intangible assets of $27,948 (net of accumulated amortization of $124,119) and $61,188 (net of accumulated amortization of $77,865), respectively are included in other assets, and consist of unamortized debt origination costs and organization costs. The debt origination costs (incurred in relation to the revolving credit agreement with Bank One and a private placement) are amortized on a straight-line basis over the remaining term of the agreements and organization costs (associated with the reincorporation of the Company into the state of Washington) are amortized on a straight-line basis over five years.

     FEDERAL INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     STOCK BASED COMPENSATION

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, effective for years beginning after December 15, 1995. The statement requires expanded disclosure of stock-based compensation arrangements and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not require alteration of the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in APB Opinion No. 25, but are now required to disclose the pro forma amounts of net income (loss) and earnings (loss) per share that would have been reported had they elected to follow the fair value recognition provision of SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. As the Company continues to apply APB Opinion No. 25 and related interpretations, no compensation cost has been recognized.

     EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings (loss) per share ("EPS") and has the effect of simplifying the standards for computing earnings (loss) per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted) and requires restatement of all prior period EPS data presented.

     Loss per share is computed using the weighted-average number of common shares outstanding and has been retroactively adjusted to give effect to the 2-for-1 stock split declared on May 10, 1996. Net loss used in the computation of loss per share has been increased to include the required amount of dividends on the redeemable preferred stock of $390,673, $392,940 and $275,324 for the years ended March 31, 1998, 1997 and 1996, respectively. Loss per share does not include 242,000, 296,800 and 318,800 for fiscal years 1998, 1997 and 1996, respectively of common stock options as the effect would be anti-dilutive.


     ACCOUNTING ESTIMATES

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, accounts receivable, credit enhancement receivable and notes payable, which due to the nature and duration of these financial instruments, approximates fair value. The following represents the book value and fair value of the net investment of direct financing leases at March 31.



                                                    1998            1997
                                                    ----            ----
     Net investment in direct financing leases:
          Book Value                              18,533,096     7,962,805
          Fair Value                              18,782,978     8,070,168


     EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In June 1996, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is applied on a prospective basis only. As of March 31, 1998, the Company has not completed any transaction subject to this Standard and is evaluating the potential impact of this Standard on future transactions. The Company believes the August 1998 transaction was recorded properly as a sale under FASB 125.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that a entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is not expected that the adoption of these accounting pronouncements will have a material effect on the Company's operating results or financial condition.

     Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities", effective April 1, 1999, requires costs of start-up activities and organization costs to be expensed as incurred and upon adoption of the statement for any such unamortized costs which had previously been capitalized to be charged to expense as the cumulative effect of a change in accounting principle. It is not expected that the adoption of this statement will have a material effect on the Company's operating results or financial condition.

     RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to current year classifications.

  2. ACCOUNTS RECEIVABLE:

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

     At March 31, 1998 and 1997, accounts receivable includes a remaining balance of approximately $155,000, associated with a client which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee in that case managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the Unsecured Creditors' benefiting from the plan (of which the Company is a participating beneficiary). The Trustee appointed for creditors of the All Season's Resorts Trust (CASR) is a related party (see note 9). The Company expects full recovery as a result of the plan.

  3. SECURITIZATIONS:

     The Company relies upon securitizations to generate cash proceeds for repayment of its warehouse credit facility and to create the availability of capital to originate additional leases. Revenues generated by the Company's securitizations are likely to represent a significant portion of the Company's revenues.

     In March 1995, the Company entered into an agreement with the Industrial Bank of Japan "IBJ", whereby IBJ agreed to assist the Company in arranging the placement of up to $100 million in securities backed by auto lease receivables generated through the DDRL program. The Company agreed to issue warrants to IBJ for the purchase of 71,000 shares of the Company's common stock at $.50 per share.

     During the fiscal year ended March 1997, the Company completed two asset backed securitization transactions of approximately $18.6 million of proceeds in private-placement offerings referred to as 1996 PIC-A and 1996 PIC-B. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold. Such unremitted portion of proceeds represents a credit enhancement to the purchase of trust certificates, as it provides additional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the securitizations, which have a maximum term of 61 months. IBJ served as a structuring agent and advisor on both transactions. As part of the securitizations transaction the Company sells the tax benefit to a third party. The Company continues to service the leases securitized and receives servicing income from the securitized pools.

 4.  LEASES:

     Components of the net investment in direct financing leases as of March 31, including guaranteed residual values, are as follows:


                                                              1998            1997
                                                              ----            ----
           Total minimum lease payments receivable          $22,226,851    $ 9,767,649
           Unearned income                                   (3,607,239)    (1,764,844)
           Allowance for net credit losses                      (86,516)       (40,000)
                                                            ------------   -----------
           Net investment in direct financing leases        $18,533,096    $ 7,962,805
                                                            ------------   -----------
                                                            ------------   -----------

     The future annual minimum lease payments related to the 1998 receivables, including guaranteed residual values, approximated $3.9, $4.8, $5.2, $5, $2.9 million for the five years ending 2003. The remaining balance of $.4 million is to be received thereafter.

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

     A summary of activity in the Company's allowance for credit losses, which relates to credit enhancement, direct financing leases and other receivables for each of the years in the three year period ended March 31, is as follows:

                                          1998           1997           1996
                                          ----           ----           ----
      Balance, beginning of year        $ 151,894      $   46,800     $ 75,000

      Provision charged to expense:
           Direct financing leases         65,000          27,995        5,944
           Credit enhancement                              90,894
                                        ----------     -----------   ----------
                                           65,000         118,889        5,944
      Charge offs, net of recoveries:
           Direct financing leases        (18,484)        (13,795)     (34,144)
                                        ----------     -----------   ----------
      Balance, end of year              $ 198,410      $  151,894     $ 46,800
                                        ----------     -----------   ----------
                                        ----------     -----------   ----------

5.   NOTES PAYABLE:

     BANKS

     The Company entered into an agreement with Bank One, Columbus, NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. This warehouse credit facility allows short term borrowing of up to 95% of the cost of a lease and is secured only by the pledge of the Asset Specific Trust Instrument (ASTI) generated upon the origination of the lease. In October 1997, Bank One allowed the borrowing base to increase to 97%. The Credit Agreement expires in July 1998. The Credit Agreement calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization of the underlying lease contracts. The Credit Agreement originally called for interest, payable quarterly, at four percent (4%) above the 30-day LIBOR rate. During fiscal 1997, the interest rate declined to three percent (3%) above the 30-day LIBOR rate. The Credit Agreement requires the Company to comply with quarterly debt/equity ratios, net worth minimums and prohibits the payment of dividends on common stock. The Company failed to maintain the requirement of eligible lease origination and the ratio of consolidated total indebtedness to consolidated tangible net worth. The lender has waived this event through March 31, 1999.

     At March 31, 1998 and 1997, $18.3 million and $7.5 million was outstanding under the line, respectively. The highest outstanding balance throughout the year was $18.3 million in March of 1998. The weighted average rate of interest paid under the credit agreement was 8.79%, 8.76% and 9.58% during 1998, 1997 and 1996, respectively (calculated using the number of days each rate was outstanding for the fiscal year). The interest rate at March 31, 1998 and 1997 was 8.68% and 8.44%, respectively. Additionally, the Credit Agreement requires payment of a quarterly non-utilization fee of .125% on the unused portion of the line, which at March 31, 1998 was $6.7 million. In July 1998, a new amended and restated agreement, with terms and conditions similar to the original agreement, was reached which set the warehouse line at $15,000,000. The note is due July 31, 1999.

     In August 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan is collateralized by a perfected first security position in the Company's interest in 1996 PIC-A & 1996 PIC-B. The interest rate is three percent (3%) above the 30-day LIBOR rate. The note was due October 27, 1997 and was extended to April 30, 1999. The balance at March 31, 1998 was $750,000.


     The Company paid cash for interest on notes payable to Banks of $698,801, $400,013, and $163,817 for the years ended March 31, 1998, 1997 and 1996, respectively.

     AFFILIATES

     LINE OF CREDIT: In January 1997, the Company entered into a subordinated note agreement pursuant to which the Company may borrow up to $750,000 from Mud Bay Holdings Ltd. a related party. The note is subordinated to the bank borrowings and is due June 15, 1999. Interest is payable at the rate of 8%. The balance at March 31, 1998 and 1997 was $527,297 and $744,828,
     respectively.

     NOTE PAYABLE: At March 31, 1998, the Company had a 120-day 11% subordinated note payable of $100,000 due to a related party. The note had been extended until May 31, 1998. The note was paid in full in May 1998. The balance at March 31, 1998 and 1997 was $100,000.

     NOTE PAYABLE: In April 1997, the Company entered into an agreement to borrow $1,500,000 from a related party. The loan is due to the earlier of
     (i) April 1, 1999 or (ii) receipt by the Company of not less than $5,000,000 in proceeds from one or more closings of its current offerings of Units, consisting of convertible subordinated notes or any other similar financing. The note bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The difference between the fair market value of the then outstanding common stock and the strike price of the warrants was recorded as non-cash interest and amortized over the original term of the note. The balance at March 31, 1998 and 1997 was $1,500,000.

     NOTE PAYABLE: In January 1998, the Company entered into an agreement to borrow $500,000 from a related party. The note is due April 1, 1999. The note bears interest at the rate of 9.5%. The borrowings are subordinated to bank borrowings. The balance at March 31, 1998 and 1997 was $500,000 and $0.

     OBLIGATIONS UNDER CAPITAL LEASES:

     At March 31, 1998 the Company had several sale/leaseback transactions with T&W Funding Company a related party (see note 9). Payments of principal and interest are due in 36 monthly installments of $7,364 plus sales tax. Interest is calculated at the rate of approximately 9.4%. The balance at March 31, 1998 and 1997 was $129,338 and $167,323, respectively.

     At March 31, 1998 the future minimum lease payments are as follows:

               March 31, 1999           $  79,621
               March 31, 2000              41,634
               March 31, 2001               8,083
                                        ---------
                      Total              $129,338
                                        ---------
                                        ---------

     The Company paid cash for interest on notes payable to affiliates and obligations under capital leases of $24,402 and $13,505 for the years ended March 31, 1998 and 1997, respectively.

   6.     FEDERAL INCOME TAXES:

     The provision for income tax expense (benefit) consists of the following for the years ended March 31, 1998 and 1997:

           Deferred - Federal:   $2,263,073    $ (1,168,666)
                                 ----------    ------------
                                 ----------    ------------

     The components of deferred taxes were as follows for the years ended March 31, 1998 and 1997:

                                                         1998          1997
                                                         ----          ----
 Deferred tax assets:
    NOL carryforward                                $ 2,753,523   $ 2,176,543
    Bad debt allowance                                   67,459        51,644
    Other                                               146,990        52,314
                                                    -----------    ----------
           Total gross deferred tax assets            2,967,972     2,280,501
    Less: valuation allowance                         2,936,206
                                                    -----------    ----------
                                                         31,766     2,280,501

    Direct financing leases                            (16,399)
    Accelerated depreciation and other                 (15,367)       (17,426)
                                                    -----------    ----------
       Total gross deferred tax liabilities            (31,766)       (17,426)
                                                    -----------    ----------
    Net deferred tax assets                         $        0    $ 2,263,075
                                                    -----------    ----------
                                                    -----------    ----------


                                             1998           1997          1996
                                             ----           ----          ----
 Computed "expected" tax benefit        $   951,677     $ 1,042,801    $   508,062
 Tax effect of:
    Valuation allowance                  (2,936,206)
    Preferred Stock dividends              (272,760)        133,403        158,474
    Other                                    (5,784)         (7,538)        (1,273)
                                        -----------     -----------    -----------
 Federal Income Tax Benefit (expense)   $(2,263,073)    $ 1,168,666    $   665,263
                                        -----------     -----------    -----------
                                        -----------     -----------    -----------

     The valuation allowance for deferred tax assets as of March 31, 1997 was $0. The net change in the total valuation for the years ended March 31, 1998, 1997 and 1996 was an increase of $2,936,206, $0 and $0, respectively.

     At March 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8 million. These are available to offset future federal taxable income through 2013. The Company recorded a 100% valuation allowance against the deferred tax asset in fiscal 1998. Recording the valuation allowance resulted in net income tax expense in the current year as compared to tax benefits in prior years.

  7. REDEEMABLE PREFERRED STOCK:

     The Company's authorized capital stock includes 2,000,000 shares of preferred stock; current designations consist of redeemable preferred stock. The redeemable preferred stock series has a $1,000 per share face value and pays a cumulative quarterly dividend of $23.125 per share. As of March 31, 1998, there are 1,500, 300, 1,200 and 1,250 shares authorized, issued and 1,400, 231, 1,192 and 1,250 outstanding of the Series 1 Preferred Stock ("Series 1"), the Series 2 Preferred Stock ("Series 2"), the Series 3 Preferred Stock ("Series 3") and the Series 4 Preferred
     Stock ("Series 4"), respectively and collectively the "Redeemable
     Preferred Stock." All series of preferred stock may be redeemed at any time by the Company, but must be redeemed at their face value beginning in fiscal 1998. In May 1998, the Company redeemed for cash 1,088, 231 and 631 shares of Series 1, Series 2 and Series 3 Preferred Stock at face value, respectively (see note 11).

     The following represents the Company's preferred stock activity for the years ended March 31, 1998, 1997 and 1996:

                                   Series 1      Series 2      Series 3      Series 4        Total
                                   --------      --------      --------      --------        ------
 Balance, March 31, 1995          $1,500,000     $300,000                                  $1,800,000
 Shares issued at face value                                   1,200,000     1,250,000      2,450,000
                                 -----------     --------     ----------    ----------     ----------
 Balance, March 31, 1996           1,500,000      300,000      1,200,000     1,250,000      4,250,000
 Shares redeemed at face value                                    (2,000)                      (2,000)
                                 -----------     --------     ----------    ----------     ----------
 Balance, March 31, 1997           1,500,000      300,000      1,198,000     1,250,000      4,248,000
 Shares redeemed at face value      (100,000)     (68,750)        (6,250)                    (175,000)
                                 -----------     --------     ----------    ----------     ----------
 BALANCE, MARCH 31, 1998          $1,400,000     $231,250     $1,191,750    $1,250,000     $4,073,000
                                 -----------     --------     ----------    ----------     ----------
                                 -----------     --------     ----------    ----------     ----------

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

  8. COMMON STOCK, OPTIONS AND WARRANTS:

     STOCK SPLIT
     On May 10, 1996, the Board of Directors declared a 2-for-1 stock split for holders of record as of May 31, 1996. Certificates were issued on or about June 14, 1996. Total shares outstanding as of the record date were 717,650. Holders of options and warrants are effected by the split through a 50% reduction in their exercise price and a 2-for-1 increase in the exercisable shares. The shares issued, outstanding and reserved for issuance presented in these Financial Statements and Notes hereto have been retroactively adjusted to give effect to the stock split.

     WARRANTS
     Warrants for the purchase of 480,000 shares of the Company's common stock were attached to the Series 1, 2 and 3 Preferred Stock offerings. The warrants carry an exercise price of $.50 per common share. Warrants to purchase 390,000 and 36,000 shares of common stock were exercised in March 1998 and 1997, respectively. Any remaining warrants expired at March 31, 1998 (excluding IBJ and & Capital, Inc.).

     The Company has agreed to issue warrants for the purchase of 71,000 shares @ $.50 per share of the Company's common stock by The Industrial Bank of Japan, Limited (see Note 3).

     The Company entered into a note agreement with & Capital, Inc., a related party (see Note 5 and Note 9) that grants to the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The Company recorded the discount for the fair value of the warrants, which is the difference between the fair value of the common stock and the exercise price. This difference was amortized over the life of the note and charged to non-cash interest expense.

     STOCK OPTIONS
     In April 1994, the Board of Directors approved the adoption of the 1994 Stock Option Plan (the "Plan") for employees, outside directors and certain independent contractors of the Company. The Plan was amended by the Shareholders in June 1996 to increase the number of shares of the Company's common stock reserved for issuance from 360,000 shares to 600,000 shares. For each grant, exercise prices approximated or exceeded fair market value on the date of grant.

     The following summarizes the activity related to options and warrants excluding IBJ warrants and the & Capital, Inc. warrants (see Note 3 and
     Note 9):


                                  Shares     Price Per Share       Weighted Average
                                  ------     ---------------        Exercise Price
                                                                    --------------
 Outstanding at March 31, 1995    488,000                            $1.05
      Granted                     310,800     $0.50 to $2.00         $0.98
      Exercised                   (50,000)    $0.50                  $0.50
                                  -------
 Outstanding at March 31, 1996    748,800                            $1.06
      Granted                      20,000     $7.25                  $7.25
      Exercised                   (56,800)    $0.50 to $2.00         $0.52
      Expired                     (21,200)    $2.00                  $2.00
                                  -------
 Outstanding at March 31, 1997    690,800     $0.50 to $7.25         $1.25
                                  -------
      Granted                      37,000     $5.00 to $11.00        $8.24
      Exercised                  (475,000)    $0.50 to $2.00         $0.77
      Expired                     (10,800)    $0.50 to $2.00         $1.44
                                  -------
 Outstanding at March 31, 1998    242,000     $0.50 to $11.00        $3.26
                                  -------
                                  -------

     Information relating to stock options and warrants at March 31, 1998 summarized by exercise price is as follows:

--------------------------------------------------------------------------------
                      Outstanding                             Exercisable
--------------------------------------------------------------------------------
                            Weighted Average
 Exercise    Shares   Life (Year)    Exercise        Shares       Weighted
Price Per    ------   -----------     Price          ------        Average
  Share                               -----                    Exercise Price
  -----                                                        --------------
 $0.50       20,000     2.00         $0.50           20,000       $0.50
 $2.00      165,000     1.41         $2.00          165,000       $2.00
 $5.00        7,000     1.38         $5.00            7,000       $5.00
 $7.00       10,000     2.38         $7.00
 $7.25       20,000     5.83         $7.25           10,000       $7.25
 $9.00       10,000     3.38         $9.00
 $11.00      10,000     3.38        $11.00

             242,000    2.03         $3.26          202,000       $2.08
--------------------------------------------------------------------------------

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Effective for fiscal 1996, the Company adopted the disclosure requirements of SFAS 123 "Accounting for Stock Based Compensation". SFAS 123 requires that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. The fair value of the options granted during fiscal years 1998, 1997 and 1996 is estimated using the Black-Scholes option pricing model. Had compensation cost for stock based compensation been determined based on the fair value at the grant dates beginning in 1996, consistent with the method of SFAS 123, the Company's net loss applicable to common stock and loss per common share for the years ended March 31, 1998, 1997 and 1996, would have been increased to the pro forma amounts presented below (in thousands, except per share data):

                              1998              1997             1996
                              ----              ----             ----
    Net loss applicable to common stock
    -----------------------------------
 As reported                 $(5,453)         $(2,291)         $(1,127)
 Pro Forma                   $(5,543)         $(2,385)         $(1,137)

    Loss per common share, basic
    ----------------------------
 As reported                 $(2.99)          $(1.48)          $(0.82)
 Pro Forma                   $(3.03)          $(1.54)          $(0.83)

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: expected life of the options 4, 5 and 3 years for 1998, 1997 and 1996, respectively, risk-free interest rate of approximately 6.2%, 6.6% and 5.9%, no dividend yield, and volatility of 136%, 73% and 1%. The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 approximated $4.05, $4.72 and $.22 per option, respectively.

    9. OTHER RELATED PARTY TRANSACTIONS:

     During the years ended March 31, 1997 and 1996, the Company sold leases to T & W Funding Company ("T&W"), a Redeemable Preferred Stock shareholder and director. Revenues from the sales which are included in total revenues were approximately $552,000 and $892,000 in 1997 and 1996, respectively.

     The Company leases office space from a limited partnership in which it has a 10% interest. The lease expires November 30, 2000. Annual rental expense was approximately $63,840, $62,000 and $60,000 in 1998, 1997 and 1996.

     The Company entered into certain related party transactions related to debt and other transactions subsequent to year end (See note 5 and 11).

     The Company holds a receivable in the amount of approximately $155,000 as of March 31, 1998 and 1997 from All Season's Resort. An officer/director of the Company is the bankruptcy court-appointed trustee of the Trust. The trust was established by the bankruptcy court for the benefit of the creditors of All Season's Resort.

  10. GAIN ON EARLY EXTINGUISHMENT OF DEBT:

     At March 31, 1995, the Company had certain non-recourse notes payable to banks collateralized solely by the lease contracts. The notes carried interest rates ranging from 7% to 12% per annum. The balance outstanding of $394,835 was repaid in August of 1995 at a gain of $43,715 (net of deferred income taxes of $22,520).

  11. SUBSEQUENT EVENTS:

     In April 1998, the Company entered into an agreement with PLMC, LLC, which is owned by two directors and other unrelated parties, to borrow $400,000 subordinated debt. The note was to be repaid no later than June 30, 1998 and bears interest at the rate of 9%. This note was repaid in full on May 13, 1998.

     In May 1998, the Company announced that certain preferred shareholders accepted the Company's offer to redeem their shares of Series 1, Series 2 and Series 3 Preferred at face value. Originally, the 2,823 shares of Series 1, 2 and 3 Preferred Stock were to be redeemed by December 31, 2000. The Company redeemed 1,088, 231 and 631 shares for Series 1, 2 and 3, respectively at par value in the amount of $1,950,000. As part of the redemption, the preferred shareholders exercised their warrants to purchase Westar's common stock. The exchange offer and early redemption will save the Company approximately $260,000 per year in dividend payments.

     In May 1998, the Company entered into an agreement with an officer to exchange his Series 3 Preferred Stock with a par value of $500,000 for a note payable in the amount of $500,000. The note bears interest at the rate of 9.25% and is paid quarterly. The note is to be paid no later than April 1, 1999.

     In May 1998, the Company issued $4,000,000 in subordinated convertible notes to PLMC, LLC which is owned by two directors and other unrelated parties. The note is due May 2003 and bears interest at the rate of 10.5% per annum. The note is convertible into 20% of the Company's common stock.

     In July 1998, a lease purchase/repurchase agreement was entered into in the amount of $1.6 million with T&W Financial Services, a related party. The agreement bears interest at the rate of 9.5% per annum. The agreement was dated July 22, 1998 and the assets were repurchased August 12, 1998.

     In July 1998, an agreement was reached which set the warehouse line at $15,000,000 (see note 5).

     In August 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its third securitization of $27.5 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $273,000, which is anticipated to be received out of future cash flows from the pool of contracts sold. The Company continues to service the leases securitized.

     In November 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its fourth securitization of $14.4 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $94,000, which is to be received in 60 monthly payments in the amount of $1,571.98. The Company continues to service the leases securitized.

     In December 1998, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its fifth and sixth securitization of $5.2 and $5.9 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $34,000 and $39,400, respectively, which is to be received in 60 monthly payments in the amount of $563.28 and $655.98, respectively. The Company continues to service the leases securitized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information called for by Part II, Item 9, is included in the Company's Proxy Statement relating to the Company's annual meeting of Shareholders to be held on April 26, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Other Matters." Such Proxy Statement will be filed within 120 days of the Company's year end.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committees of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on April 26, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on April 26, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on April 26, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See note 9 to the Financial Statements.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
     AND REPORTS ON FORM 8-K

     14 (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

            (1)  FINANCIAL STATEMENTS (PAGES 10 TO 23)

                 Reports of Independent Certified Public Accountants Consolidated Balance Sheets as of March 31, 1998 and 1997 Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996
                 Consolidated Statement of Shareholder's Equity (Deficiency) for the years ended March 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996
                 Notes to Consolidated Financial Statements

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


         4. Instruments defining the rights of security holders, including indentures

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

               10.  Material Contracts

                    10.1 Republic Leasing Incorporated 1994 Stock Option Plan incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                    10.2 The Letter Agreement between Republic Leasing Incorporated and The Industrial Bank of Japan, Limited dated March 3, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                    10.3 Revolving Credit Agreement among Westar Auto Finance, LLC. as Borrower, Republic Leasing Incorporated as Guarantor and Bank One, Columbus, N.A., as the Lender dated July 12, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                    10.4 Amendment, dated February 15, 1996, to the Revolving Credit Agreement with Bank One, Columbus, N.A., dated July 12, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.

                    10.5 The Promissory Note between Westar Financial Services Incorporated and Mud Bay Holdings Ltd., as a lender dated January 15, 1997 incorporated by reference to the Exhibit to Form 10-K dated September 19, 1997.

                    10.6 The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as a lender dated April 15, 1997 incorporated by reference to the Exhibit to Form 10-K dated September 22, 1997.

                    10.7 The Amended and Restated Revolving Credit Loan Agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997 incorporated by reference to the Exhibit to Form 10-K dated November 13, 1997.

                    10.8 The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated October 20, 1997 incorporated by reference to the Exhibit to Form 10-K dated November 13, 1997.

                    10.9 The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated February 9, 1998 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.

                    10.10 The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated October 27, 1997 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.

                    10.11 The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 13, 1998.

                    10.12 The Amended agreement between Westar Financial Services Incorporated and Mud Bay, as the lender dated August 31, 1998.

                    10.13 The Amended agreement between Westar Financial Services Incorporated and Cathy Carlson, as the lender dated April 30, 1998.

                    10.14 The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998.

                    10.15 The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998.

                    10.16 The Amended agreement between Westar Financial Services Incorporated and Summit Capital Resources as the lender dated May 1, 1998.

               16.  Letter regarding change in Certifying Account

                    16.1 Letter dated May 21, 1998, incorporated by reference to the Exhibit to the Current Report on Form 8-K dated May 18, 1998.

               21.  Subsidiaries of the Registrant

                    21.1 Schedule of Subsidiaries incorporated by reference to the Exhibit for Form 10-K dated June 11, 1996.


          14 (b)    REPORTS ON FORM 8-K

                    None

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 17, 1999             Westar Financial Services Incorporated
                                      (successor to Republic Leasing
                                          Incorporated)


                                        //S// R.W. Christensen, Jr.
                                        ---------------------------------------
                                        By:  R.W. Christensen, Jr., President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  February 17, 1999               //S// R.W. Christensen, Jr.
                                        ---------------------------------------
                                        R.W. Christensen, Jr., Director and
                                        Principal Executive Officer


Dated:  February 17, 1999               //S// W. Kornfeld
                                        ---------------------------------------
                                        Warren Kornfeld, Senior-Vice President
                                        of Finance


Dated:  February 17, 1999               //S// Joel I. Davis
                                        ---------------------------------------
                                        Joel I. Davis, Director and
                                        Assistant Secretary


Dated:  February 17, 1999               //S// Robert L. Lovely
                                        ---------------------------------------
                                        Robert L. Lovely, Director