Form 10-Q
period 1998-06-30
REPUBLIC LEASING INC /WA/
filed 1999-03-01
CIK 761682

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


For Quarter Ended:  June 30, 1998

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

                       Yes:  X          No
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             2,187,300
                Class              Number of Shares Issued at January 31, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of June 30, 1998 and March 31, 1998

                                                        June 30       March 31
                                                      (Unaudited)
                                                       ---------      --------
Cash                                                $    985,535   $    475,275
Accounts receivable, net of allowance
  for credit losses                                      188,665        147,092
Credit enhancement receivable, net of
  allowance for credit losses                            823,329        855,848
Net investment in direct finance leases, net of
  allowance for credit losses                         25,524,157     18,533,096
Deferred tax asset                                     3,186,426      2,936,206
Less: valuation allowance                             (3,186,426)    (2,936,206)
Other assets                                             491,427        484,066
                                                      ----------    -----------
                                                    $ 28,013,113   $ 20,495,377
                                                      ----------    -----------
                                                      ----------    -----------

Accounts payable                                    $    349,540   $    692,126
Notes payable - bank                                  25,845,351     19,057,701
Notes payable - other                                  6,524,315      2,756,635
Other liabilities                                        833,453        722,401
                                                      ----------    -----------
                                                      33,552,659     23,228,863
                                                      ----------    -----------

Redeemable preferred stock                             2,048,000      4,073,000
                                                      ----------    -----------

Common stock, no par value                             3,239,795      3,239,795
Paid in capital - stock warrants                         371,495        371,495
Accumulated deficit                                  (11,198,836)   (10,417,776)
                                                      ----------    -----------
                                                      (7,587,546)    (6,806,486)
                                                      ----------    -----------
                                                    $ 28,013,113   $ 20,495,377
                                                      ----------    -----------
                                                      ----------    -----------


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three months and year to date June 30, 1998 and 1997
(Unaudited)

                                                          Three Months Ended
                                                            1998      1997
Revenues:
Earned income-direct financing
  leases                                                 $ 435,279   $ 214,457
Revenues from sales and
  securitizations                                          376,313     133,366
Administrative fee income                                  117,423      52,938
Service fee income                                          26,246      23,870
Other income                                                 7,998       5,939
                                                         ---------   ---------
Gross revenues                                             963,259     430,570
                                                         ---------   ---------
Direct Costs:
Interest                                                   452,705     221,743
Costs related to sales and
  securitizations                                          385,368     118,582
Provision for credit losses                                 41,900      25,315
Other                                                       81,860      39,494
                                                         ---------   ---------
Total direct costs                                         961,833     405,134
                                                         ---------   ---------
Operating revenues                                           1,426      25,436

General and
  administrative expenses                                  737,367     508,583
                                                         ---------   ---------
Operating loss before other expense
  and income tax benefit                                  (735,941)   (483,147)

Non-cash interest expense                                             (154,282)
                                                         ---------   ---------
Loss before income tax benefit                            (735,941)   (637,429)

Income tax benefit                                         250,220     216,726
Less: valuation allowance                                 (250,220)
                                                         ---------   ---------
Net Loss                                                  (735,941)   (420,703)

Dividends on redeemable
  preferred stock                                          (45,119)    (98,235)
                                                         ---------   ---------
Net loss applicable to
  common stock                                           $(781,060)  $(518,938)
                                                         ---------   ---------
                                                         ---------   ---------

Net loss per common share                                    $(.35)      $(.30)
                                                             -----       -----
                                                             -----       -----
Weighted average number
  of shares                                              2,187,300   1,736,633
                                                         ---------   ---------
                                                         ---------   ---------

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the three months and year to date ended June 30, 1998 and 1997
(Unaudited)

                                                          1998          1997
                                                          ----          ----
Net cash used in operating activities                $(7,832,033)  $(4,529,749)
                                                      ----------    ----------

Cash flows from investing activities:
Other                                                    (39,413)       16,613
                                                      ----------    ----------
Net cash provided by (used in)
  investing activities                                   (39,413)       16,613
                                                      ----------    ----------

Cash flows from financing activities:
Proceeds from(redemption of) redeemable
preferred stock                                       (2,025,000)
Proceeds from issuance of common stock                                 106,000
Additions to notes payable to banks                    7,848,946     4,624,733
Payments on notes payable to banks                    (1,061,297)   (1,080,157)
Additions to notes payable - other                     4,408,886     1,515,690
Payments on notes payable - other                       (641,205)     (463,889)
Dividends paid on preferred stock                       (115,793)      (98,235)
Origination costs                                        (32,831)
                                                      ----------    ----------
Net cash provided by financing activities              8,381,706     4,604,142
                                                      ----------    ----------
Net increase in cash                                     510,260        91,006

Cash:
Beginning of period                                      475,275       191,380
                                                      ----------    ----------
End of period                                        $   985,535   $   282,386
                                                      ----------    ----------
                                                      ----------    ----------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 1998 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar AutoHolding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, WestarAuto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington Massachusetts business trust beneficially owned by WestAF. The statements for the three months ended June 30, 1998 and 1997, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Westar Financial Services Incorporated's 1998 Annual Report on Form 10-K.

INTEREST PAID

The Company paid cash for interest of $389,648 and $122,101 for the three months ended June 30, 1998 and 1997, respectively. The change is due to increased warehouse financing costs, which is a result of increased lease origination volume.

EARNINGS PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months ended June 30, 1998 and 1997, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company recorded a 100% valuation allowance against its deferred tax asset in the 4th quarter of Fiscal 1998. Recording the valuation allowance resulted in (non-cash) net income tax expense in that year as compared to tax benefits recorded in prior years. The deferred tax asset is available for an average of 12 years to offset future reported tax liabilities.

PREFERRED STOCK REDEMPTION

In May 1998, the Company announced that preferred shareholders accepted the Company's offer to redeem or exchange their shares of Series 1, Series 2 and Series 3 Preferred at face value. Originally, the 2,823 shares of Series 1, 2 and 3 Preferred Stock were to be redeemed by December 31, 2000. The Company redeemed 1,088, 231 and 631 shares for Series 1, 2 and 3, respectively at par value in the amount of $1,950,000 using the proceeds from the issuance of subordinated convertible debt in May 1998. As part of the redemption, the preferred shareholders exercised their warrants to purchase Westar's common stock.

In May 1998, the Company entered into an agreement with an officer to redeem his Series 3 Preferred Stock with a par value of $500,000 for a note payable in the amount of $500,000. The note bears interest at the rate of 9.25% which is paid quarterly. The note matures on April 1, 1999. As part of the redemption, the preferred shareholder exercised its warrants to purchase Westar's common stock

SUBORDINATED DEBT ISSUANCE

In April 1998, the Company entered into an agreement with PLMC, LLC, which is owned by two directors and other unrelated parties, to borrow $400,000 in the form of subordinated debt. The note was to be repaid no later than June 30, 1998 with interest at the rate of 9%. This note was repaid in full on May 13, 1998.

In May 1998, the Company issued $4,000,000 in subordinated convertible notes to PLMC, LLC, which is owned by two directors and other unrelated parties. The note is due May 2003 and bears interest at the rate of 10.5% per annum. The note is convertible into 20% of the Company's common stock.

WAREHOUSE FACILITY

In June 1998, Bank One amended the revolving warehouse credit facility to increase the $25 million line to $26 million. The facility was paid in full in August 1998.

SUBSEQUENT EVENTS

In July 1998, agreements were reached with Bank One which set the warehouse line at $15,000,000 and for Bank One to purchase $25 million of Westar's leases in a securitized transaction.

In July 1998, the Company agreed with T&W Financial Corporation, a related entity, to establish a $2 million non-recourse lease repurchase credit facility. In July, the company sold $1.6 million of leases into the facility at an average interest rate of 9.5% per year. The Company repurchased the $1.6 million of leases in August 1998.

In August 1998, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its third securitization of $27.5 million of automobile lease-backed securities in a private-placement offering. The Company's cash proceeds from the securitization were reduced by a reserve in the amount of $273,000, which is anticipated to be received out of future cash flows from the pool of contracts sold. The Company continues to service the leases securitized. Because the leases sold in the August transaction were finance leases rather than operating leases, they are accounted for in accordance with SFAS 125.

In November 1998, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its fourth securitization of $14.4 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a reserve in the amount of $94,000, which is to be received in 60 monthly payments in the amount of $1,572. The Company continues to service the leases securitized. Because the leases sold in the November transaction were operating leases rather than finance leases, they are accounted for in accordance with SFAS 13.

In December 1998, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its fifth and sixth securitization of $5.2 and $5.9 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds from the securitization were reduced by a reserve in the amount of $34,000 and $39,400, respectively, which will be received in 60 monthly payments in the amount of $563 and $656, respectively. The Company continues to service the leases securitized. Because the leases sold in the December transaction were operating leases rather than finance leases, they are accounted for in accordance with SFAS 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Three months ended June 30, 1998 compared to three months ended
  June 30, 1997
-----------------------------------------------------------------------------

Westar Financial Services Inc. and Subsidiaries provides prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest Region of the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources towards its Dealer Direct Retail Leasing ("DDRL") program. While the Company's statement of operations reports a net loss of approximately $736,000 and $421,000 for the three months ended June 30, 1998 and 1997, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future.

Volumes of lease originations increased for the 3rd consecutive quarter, from 164 leases costing $4.8 million in the prior year to 286 leases costing $8.0 million in the current period. The face value of leases serviced increased from $32 million to $44 million. The credit quality of originated leases improved, with average FICO scores of 680 in the prior period compared to 695 in the current period.

Total revenues for the quarter increased by approximately $532,700, from $430,600 to $963,300. The increase is primarily caused by an increase in sales of vehicles at lease termination of $242,900, an increase in earned income from direct financing leases held of $220,800, and an increase of other income of $69,000. The Company did not complete any securitizations or sales of leases during the period. The increase in direct financing lease income is due to an increase in the volume of leases warehoused prior to sale. Other revenues increased primarily due to increased administrative and service fee income, a result of the increased volumes of lease originations.

Direct costs increased by $556,700, from $405,100 to $961,800. The increase was caused by an increase in costs related to sales of vehicles of approximately $266,800, an increase in interest expense of $231,000, and an increase in other expenses of $58,900. The increase in costs related to sales is due primarily to an increase in the number of vehicles sold. Interest costs increased due to the increased volume of leases originated and warehoused prior to sale or securitization.

General and administrative expenses increased by approximately $229,000, from $509,000 to $738,000. Interest expense increased by $76,000, salaries and wages increased by $57,100 due to additional personnel, primarily in Risk Management. Accounting expense increased by $43,700 due to the timing of 1998 audit billings. Consulting expense increased $38,500 due to improvements and innovations in LASIR, the Company's proprietary risk and accounting system.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy. Cash is used to: (i) acquire leases and the underlying vehicles; (ii) pay operating expenses; (iii) satisfy working capital requirements; (iv) pay debt service; (v) pay sales and securitization costs, including amounts required for credit enhancement, if any; and (vi) pay preferred stock dividends. Many of these cash requirements increase as the Company's volumes of lease origination increase. A substantial portion of the Company's revenues in any period might represent revenues from sales or securitizations of leases, if any, but a portion of the cash underlying such revenues is generally received over the life of the leases. The Company retains the servicing of securitized leases and receives the related servicing income for the securitized pools.

The Company has historically been successful in meeting its liquidity needs, principally through borrowings from financial institutions under its warehouse line, securitizations and whole lease sales, portfolio sales and sales of equity and debt securities.

Westar was the third company in the nation to structure a free standing lease securitization, an accomplishment of a limited number of companies. The Company was the first to originate multiple securitizations from within a single special purpose entity and to originate a tax benefit transfer from within a securitization. The Company believes that its unique bankruptcy remote structure, its "Carlson Trust," is more efficient and cost effective than alternative structures in use by others.

The Company plans to continue to sell leases as they are produced, through securitizations in the institutional capital markets, private placements on a "whole lease" basis with commercial banks or other sophisticated investors, or on a flow basis with commercial banks.

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are sold. Westar and Bank One have agreed to a warehouse facility of $15 million on a non-recourse basis as well as a "whole lease" purchase facility of $25 million (in November, 1998), both in addition to the $28 million securitization completed in August. After repayment of borrowings from Bank One under the warehouse line, the net proceeds from sales or securitizations provide a source of cash for future acquisition of vehicle leases and general and administrative expenses. Each of Westar's sales and securitizations in fiscal 1999 produced positive cash flow.

Though there can be no assurance of their success, the Company is currently in negotiations to obtain additional financings to provide for planned growth over the next several years.

It is the opinion of management that, as of June 30, 1998, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs in the normal course of business.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

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

                  10.5 The Promissory Note between Westar Financial Services Incorporated and Mud Bay Holdings Ltd., as the lender dated January 15, 1997 incorporated by reference to the Exhibit to Form 10-K dated September 9, 1997.

                  10.6 The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as the lender dated April 15, 1997 incorporated by reference to the Exhibit to Form 10-Q dated September 22, 1997.

                  10.7 The Amended and Restated Revolving Credit Loan agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997 incorporated by reference to the Exhibit to Form 10-Q dated November 13, 1997.

                  10.8 The Amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated October 20, 1997 incorporated by reference to the Exhibit to Form 10-Q dated November 13, 1997.

                  10.9 The Amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated February 9, 1998 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.

                  10.10 The Amended agreement between Westar Financial Services
                        Incorporated and Bank One as the lender dated October 27, 1997 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.

                  10.11 The Amended agreement between Westar Financial Services
                        Incorporated and Bank One, as the lender dated March 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.12 The Amended agreement between Westar Financial Services

                        Incorporated and Mud Bay, as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.13 The Amended agreement between Westar Financial Services
                        Incorporated and Cathy Carlson, as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.14 The Amended agreement between Westar Financial Services
                        Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.15 The Amended agreement between Westar Financial Services
                        Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.16 The promissory note between Westar Financial Services
                        Incorporated and Summit Capital as the lender dated May 1, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.17 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC, as the lender dated
                        April 30, 1998.

                  10.18 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC as the lender dated
                        May 11, 1998.

                  10.19 The Amended agreement between Westar Financial Services
                        Incorporated and Bank One, as the lender dated
                        June 25, 1998.


             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WESTAR FINANCIAL SERVICES INCORPORATED


March 1, 1999               R. W. Christensen, Jr., President
(Date)                          (Signature)


March 1, 1999               Warren Kornfeld, Senior Vice President, Finance
(Date)                          (Signature)