Form 10-Q
period 1998-09-30
REPUBLIC LEASING INC /WA/
filed 1999-03-01
CIK 761682

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

For Quarter Ended:  September 30, 1998

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

                       Yes:  X          No
                            ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


             Common Stock                             2,187,300
                Class              Number of Shares Issued at January 31, 1998

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of September 30, 1998 and March 31, 1998


                                                     September 30     March 31
                                                      (Unaudited)
                                                       ---------      --------
Cash                                                $    600,288   $   475,275
Accounts receivable, net of allowance
  for credit losses                                      199,794       147,092
Credit enhancement receivable, net of
  allowance for credit losses                          1,042,049       855,848
Net investment in direct finance leases, net of
  allowance for credit losses                            670,012    18,533,096
Operating assets held for sale, net of allowance       8,079,961
Deferred tax asset                                     3,355,126     2,936,206
Less: valuation allowance                             (3,355,126)   (2,936,206)
Other assets                                             509,657       484,066
                                                      ----------    ----------
                                                    $ 11,101,761   $20,495,377
                                                      ----------    ----------
                                                      ----------    ----------

Accounts payable                                    $    563,609   $   692,126
Notes payable - bank                                   9,099,649    19,057,701
Notes payable - other                                  7,162,886     2,756,635
Other liabilities                                        847,136       722,401
                                                      ----------    ----------
                                                      17,673,280    23,228,863
                                                      ----------    ----------

Redeemable preferred stock                             1,548,000     4,073,000
                                                      ----------    ----------

Common stock, no par value                             3,239,795     3,239,795
Paid in capital - stock warrants                         371,495       371,495
Accumulated deficit                                  (11,730,809)  (10,417,776)
                                                      ----------    ----------
                                                      (8,119,519)   (6,806,486)
                                                      ----------    ----------
                                                    $ 11,101,761   $20,495,377
                                                      ----------     ---------
                                                      ----------     ---------


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three months and year to date September 30, 1998 and 1997
(Unaudited)

                                             Three Months Ended         Year to Date Ended
                                              1998          1997           1998      1997
Revenues:
Earned income-direct financing
  leases                                 $   187,756    $  267,835    $   623,035   $   482,292
Revenues from assets sales and
  securitizations                         27,879,302       160,836     28,255,615       294,202
Revenues from operating leases               197,361                      197,361
Administrative fee income                    178,589        36,362        296,012        89,300
Service fee income                            24,567        24,423         50,813        48,293
Other income                                  48,051         4,000         56,049         9,939
                                          ----------     ---------     ----------      --------
Gross revenues                            28,515,626       493,456     29,478,885       924,026
                                          ----------     ---------     ----------      --------
Direct Costs:
Interest                                     350,135       298,758        802,840       520,501
Costs related to sales and
  securitizations                         27,561,448       152,581     27,946,816       271,163
Provision for credit losses                   14,400        14,685         56,300        40,000
Depreciation expense - operating leases      125,645                      125,645
Other                                         96,575        29,848        178,435        69,342
                                          ----------     ---------     ----------      --------
Total direct costs                        28,148,203       495,872     29,110,036       901,006
                                          ----------     ---------     ----------      --------
Operating revenue                            367,423        (2,416)       368,849        23,020

General and
  administrative expenses                    863,599       553,030      1,600,966     1,061,613
                                          ----------     ---------     ----------     ---------
Operating loss before other expense
  and income tax benefit                    (496,176)     (555,446)    (1,232,117)   (1,038,593)

Non-cash interest expense                                  186,763                      341,045
                                           ----------     ---------    ----------     ---------
Loss before income tax benefit              (496,176)     (742,209)    (1,232,117)   (1,379,638)

Income tax benefit                           168,700       252,351        418,920       469,077
Less: valuation allowance                   (168,700)                    (418,920)
                                          ----------     ---------     ----------     ---------
Net Loss                                    (496,176)     (489,858)    (1,232,117)     (910,561)

Dividends on redeemable
  preferred stock                            (35,797)      (98,235)       (80,916)     (196,470)
                                           ----------     ---------    ----------     ---------
Net loss applicable to
  common stock                           $  (531,973)   $ (558,093)   $(1,313,033)  $(1,107,031)
                                          ----------     ---------     ----------      --------
                                          ----------     ---------     ----------      --------

Net loss per common share                      $(.24)        $(.33)         $(.59)        $(.63)
                                                ----          ----           ----          ----
                                                ----          ----           ----          ----
Weighted average number
  of shares                                2,187,300     1,765,967      2,187,300     1,751,633
                                          ----------     ---------     ----------      --------
                                          ----------     ---------     ----------      --------


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the year to date ended September 30, 1998 and 1997
(Unaudited)

                                                          1998          1997
                                                          ----          ----
Net cash used in operating activities               $  8,522,586   $(7,738,997)
                                                    ------------   -----------

Cash flows from investing activities:
Other                                                  (122,149)        36,694
                                                    ------------   -----------
Net cash provided by (used in)
  investing activities                                 (122,149)        36,694
                                                    ------------   -----------

Cash flows from financing activities:
Proceeds from(redemption of) redeemable
preferred stock                                       (2,525,000)
Proceeds from issuance of common stock                                 108,000
Additions to notes payable to banks                   16,856,742     8,558,884
Payments on notes payable to banks                   (26,814,794)   (1,663,885)
Additions to notes payable - other                     6,742,645     1,542,023
Payments on notes payable - other                     (2,336,393)     (519,932)
Dividends paid on preferred stock                       (115,793)     (196,470)
Origination costs                                        (82,831)
                                                    ------------   -----------
Net cash provided by financing activities             (8,275,424)    7,828,620
                                                    ------------   -----------
Net increase in cash                                     125,013       126,317

Cash:
Beginning of period                                      475,275       191,380
                                                    ------------   -----------
End of period                                       $    600,288   $   317,697
                                                    ------------   -----------
                                                    ------------   -----------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 1998 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington Massachusetts business trust beneficially owned by WestAF. The statements for the three months and six months ended September 30, 1998 and 1997, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Westar Financial Services Incorporated's 1998 Annual Report on Form 10-K.

INTEREST PAID

The Company paid cash for interest of $837,229 and $230,720 for the three months and $1,226,877 and $352,821 for the six months ended September 30, 1998 and 1997, respectively. The increase is due to increased warehouse financing costs, which is a result of increased lease origination volume.

EARNINGS PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months and six months ended September 30, 1998 and 1997, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company recorded a 100% valuation allowance against its deferred tax asset in the fourth quarter of fiscal 1998. Recording the valuation allowance resulted in (non-cash) net income tax expense in that year as compared to tax benefits recorded in prior years. The deferred tax asset is available for an average of 12 years to offset future reported tax liabilities.

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

In April 1998, the Company entered into an agreement with PLMC, LLC, which is owned by two directors and unrelated parties, to borrow $400,000 in the form of subordinated debt. The note was to be repaid no later than June 30, 1998 with interest at the rate of 9%. This note was repaid in full on May 13, 1998.

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

SECURITIZATION TRANSACTION

In August 1998, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its third securitization of $27.5 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a cash reserve in the amount of $273,000, which is anticipated to be received out of future cash flows from the pool of contracts sold. The Company continues to service the leases securitized. Because the leases sold in the August transaction were finance leases, they are accounted for in accordance with SFAS 125.

REPURCHASE CREDIT FACILITY

In July 1998, the Company agreed with T&W Financial Corporation, a related entity, to establish a $2 million non-recourse lease repurchase credit facility. In July, the company sold $1.6 million of leases into the facility at an average interest rate of 9.5% per year. The Company repurchased the $1.6 million of leases in August 1998.

SUBSEQUENT EVENTS

In November 1998, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its fourth securitization of $14.4 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a cash reserve in the amount of $94,000, which is to be received in 60 monthly payments in the amount of $1,572. The Company continues to service the leases securitized. Because the leases sold in the November transaction were operating leases, they are accounted for in accordance with SFAS 13.

In December 1998, the Company's origination/issuer/titling securitization structure,

Westar Lease Origination Trust, completed its fifth and sixth securitization of $5.2 and $5.9 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds from the securitization were reduced by cash reserves in the amount of $34,000 and $39,400, respectively, which will be received in 60 monthly payments in the amount of $563 and $656, respectively. The Company continues to service the leases securitized. Because the leases sold in the December transaction were operating leases, they are accounted for in accordance with SFAS 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Six months ended September 30, 1998 compared to six months ended
  September 30, 1997
-----------------------------------------------------------------------------

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest Region of the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources its Dealer Direct Retail Leasing ("DDRL") program. While the Company's statement of operations reports a net loss of approximately $496,000 and $490,000 for the three months and a net loss of $1,232,000 and $911,000 for the six months ended September 30, 1998 and 1997, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future.

Volumes of lease originations increased for the 4th consecutive quarter, from 114 leases costing $3.2 million in the prior year to 406 leases costing $11.2 million in the current period. The credit quality of originated leases remained constant, with average FICO scores of 693 in the prior period compared to 695 in the current period. Lease originations for the six months increased from 278 costing $8.0 million in the prior year to 692 costing $19.2 million in the current period. The face value of leases serviced increased from $34 million to $54 million.

Gross revenues increased $28,022,000, an increase from $493,000 the comparable period of the prior year to $28,515,000 in the second quarter. On a year-to-date basis, revenues increased $28,555,000, from $924,000 the prior fiscal year to $29,479,000.

The increase in gross revenues during the quarter is primarily caused by a securitization of leases held for sale of $27,758,700, an increase in operating lease revenues of $197,000, an increase in administrative fees of $142,000, and an increase of other income of $44,000, partially offset by a decrease in earned income from direct financing leases of $80,000, and a decrease from the sale of vehicles at lease termination of $38,000.

The year-to-date increase in gross revenues is primarily caused by a securitization of leases held for sale for $27,758,700, an increase from the sale of vehicles at lease termination of $202,700, an increase in operating lease revenues of $197,000, an increase in administrative fees of $207,000, an increase in earned income from direct financing leases of $141,000, and an increase of other income of $46,000.

The Company completed a securitization of leases during the second quarter. The Company began booking leases held for sale as operating leases rather than direct finance leases during the quarter, which increased operating lease revenues and decreased earned income from direct financing leases. During the six month period, operating lease revenues, earned income from direct finance leases, administrative fees and other income increased due to greater volumes of lease originations.

Direct costs increased $27,652,000 in the second quarter, from $496,000 the comparable quarter of fiscal 1998 to $28,148,000. On a year-to-date basis, direct costs increased $28,209,000, from $901,000 the prior fiscal year to $29,110,000.

The increase in direct costs during the quarter is primarily caused by a securitization of leases held for sale with a cost of $27,426,000, an increase in depreciation expense of $126,000, an increase in other costs of $67,000, and an increase in interest expense of $51,000. The increase in direct costs during the current year-to-date is primarily caused by a securitization of leases held for sale with a cost of $27,426,000, an increase in interest expense of $282,000, an increase in depreciation expense of $126,000, and an increase in other costs of $109,000.

The increase in direct costs reflects a securitization in the second quarter and increased volumes of operating leases originated and warehoused during the period. Depreciation is a cost component of operating leases. Because the Company originated increased volumes of operating leases, depreciation increased.

Operating revenue increased $370,000 the second quarter of fiscal 1999, from $(3,000) the prior year to $367,000. For the six months, operating revenue increased $346,000, an increase from $23,000 the prior fiscal year to $323,000. The increase in operating revenue is a result of greater lease origination volumes and the securitization of those leases. Each of Westar's sales and securitizations in fiscal 1999 produced positive cash flow.

General and administrative expense increased $311,000 in the second quarter, from $553,000 the comparable quarter of fiscal 1998 to $864,000. For the quarter, the increase in general and administrative expense is a result of increases in interest expense of $175,000, personnel expense of $98,000, accounting expense of $64,000, and travel expense of $30,000. On a year-to-date basis, general and administrative expense increased $539,000, from $1,062,000 the prior fiscal year to $1,601,000. For the six months, the increase is a result of increases in interest expense of $190,000, salaries and wages of $155,000, consulting expense of $56,000, accounting expense of $36,000, travel expense of $31,000, and insurance of $26,000.

The increase in interest expense reflects the issuance of $4 million of subordinated debt. The increases in personnel costs are the result of increased personnel in Risk Management, Finance and Operations recruited in anticipation of greater lease origination volumes and geographic expansion of the Company's operations away from the Northwestern Region ("NWR"). The increase in accounting expense reflects the difference in timing of receipt of an audit billing. The increase in consulting expense reflects enhancements to the Company's proprietary LASIR system. The increase in travel expense is a result of new personnel temporarily located away from Olympia, an increase in the number of personnel travelling and the distance travelled, and initial preparations to open a new market area, the Southwestern Region ("SWR"), with an office in Phoenix. The other increases reflect costs associated with greater volumes of lease originations in the period.

The reduction in non-cash interest expense is caused by original issuance interest discount expense related to a subordinated debt borrowing the prior year.

The reduction in dividends on preferred stock reflects the redemption of preferred stock.

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

The Company plans to continue to sell leases as they are produced, either through securitizations in the institutional capital markets, through private placements on a "whole lease" basis with commercial banks or other sophisticated investors or on a flow basis with commercial banks.

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are sold. Westar and Bank One have agreed to a warehouse facility of $15 million on a non-recourse basis as well as a "whole lease" purchase facility of $25 million (in November, 1998), both in addition to the $28 million securitization completed in August. After repayment of borrowings from Bank One under the warehouse line, the net proceeds from securitizations or sales provide a source of cash for future acquisition of vehicle leases and general and administrative expenses. Each of Westar's sales and securitizations in fiscal 1999 produced positive cash flow.

Though there can be no assurance of their success, the Company is currently in negotiations to obtain additional financings to provide for planned growth over the next several years.

It is the opinion of management that, as of September 30, 1998, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs in the normal course of business.

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

                  10.14 The Amended agreement between Westar Financial
                        Services Incorporated and & Capital Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.15 The Amended agreement between Westar Financial
                        Services Incorporated and & Capital Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.16 The promissory note between Westar Financial Services
                        Incorporated and Summit Capital as a lender dated May 1, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.17 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC, as a lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                  10.18 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC as a lender dated May 11, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999

                  10.19 The Amended agreement between Westar Financial
                        Services Incorporated and Bank One, as the lender dated June 25, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                  10.20 The Second Amended agreement between Westar Financial
                        Services Incorporated and Bank One, as the lender dated July 22, 1998.

                  10.21 The purchase/repurchase agreement between Westar
                        Financial Services Incorporated and T&W Financial Services, dated July 23, 1998.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-strant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.


                             WESTAR FINANCIAL SERVICES INCORPORATED


March 1, 1998                R. W. Christensen, Jr., President
(Date)                       (Signature)


March 1, 1998                Warren Kornfeld, Senior Vice President, Finance
(Date)                       (Signature)