Form 10-Q
period 1998-12-31
REPUBLIC LEASING INC /WA/
filed 1999-03-01
CIK 761682

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  December 31, 1998

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheet
as of December 31, 1998 and March 31, 1998

                                                     December 31    March 31
                                                     (Unaudited)
                                                    ------------   -----------
Cash                                                $  1,391,614   $   475,275
Accounts receivable, net of allowance
  for credit losses                                      286,628       147,092
Credit enhancement receivable, net of
  allowance for credit losses                            886,486       855,848
Net investment in direct finance leases, net of
  allowance for credit losses                             97,357    18,533,096
Operating leases held for sale, net of allowance          11,630
Deferred tax asset                                     3,271,414     2,936,206
Less: valuation allowance                             (3,271,414)   (2,936,206)
Other assets                                             673,556       484,066
                                                    ------------   -----------
                                                    $  3,347,271   $20,495,377
                                                    ------------   -----------
                                                    ------------   -----------


Accounts payable                                    $  1,315,851   $   692,126
Notes payable - bank                                     803,941    19,057,701
Notes payable - other                                  6,468,188     2,756,635
Other liabilities                                      1,120,398       722,401
                                                    ------------   -----------
                                                       9,708,378    23,228,863
                                                    ------------   -----------

Redeemable preferred stock                             1,548,000     4,073,000
                                                    ------------   -----------

Common stock, no par value                             3,239,795     3,239,795
Paid in capital - stock warrants                         371,495       371,495
Accumulated deficit                                  (11,520,397)  (10,417,776)
                                                    ------------   -----------
                                                      (7,909,107)   (6,806,486)
                                                    ------------   -----------
                                                    $  3,347,271   $20,495,377
                                                    ------------   -----------
                                                    ------------   -----------

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Operations
For the three months and year to date December 31, 1998 and 1997
(Unaudited)

                                      Three Months Ended     Year to Date Ended
                                        1998        1997      1998        1997
Revenues:
Earned income-direct financing
  leases                              $6,474   $300,794    $629,509     $783,086
Revenues from assets sales and
  securitizations                 25,464,480    163,812  53,720,095      458,014
Revenues from operating lease        436,590                633,951
Administrative fee income            258,624     20,493     554,636      109,793
Service fee income                    39,510     27,528      90,323       75,821
Other income                          10,559      5,074      66,608       15,013
                                  ----------  --------- -----------   ----------
Gross revenues                    26,216,237    517,701  55,695,122    1,441,727
                                  ----------  --------- -----------   ----------
Direct Costs:
Interest                             144,782    378,021     947,622      898,522
Costs related to sales and
  securitizations                 24,484,960    175,119  52,431,776      446,282
Provision for credit losses                      15,000      56,300       55,000
Depr. expense-operating leases       290,571                416,216
Other                                125,704     24,335     304,139       93,677
                                  ----------  --------- -----------  -----------
Total direct costs                25,046,017    592,475  54,156,053    1,493,481
                                  ----------  --------- -----------  -----------
Operating revenue                  1,170,220    (74,774)  1,539,069      (51,754)

General and
  administrative expenses            924,011    581,479   2,524,977    1,643,092
                                  ----------  --------- -----------  -----------
Operating income before other
  expense and income tax
  benefit                            246,209   (656,253)   (985,908)  (1,694,846)

Non-cash interest expense                        30,450                  371,496
                                  ----------  --------- -----------  -----------
Income(loss) before FIT benefit      246,209   (686,703)   (985,908)  (2,066,342)

Income tax benefit                   (83,712)   233,479     335,208      702,556
Less: valuation allowance             83,712               (335,208)
                                  ----------  --------- -----------  -----------
Net income(loss)                     246,209   (453,224)   (985,908)  (1,363,786)

Dividends on redeemable
  preferred stock                    (35,797)   (97,864)   (116,713)    (294,334)
                                  ----------  --------- -----------  -----------
Net income(loss) applicable to
  common stock                      $210,412  $(551,088)$(1,102,621) $(1,658,120)
                                  ----------  --------- -----------  -----------
                                  ----------  --------- -----------  -----------

Net Income(loss) per common share       $.09      $(.31)      $(.50)       $(.93)
                                        -----     ------      ------       -----
                                        -----     ------      ------       -----
Weighted average number
  of shares                        2,187,300  1,797,300   2,187,300    1,773,522
                                  ----------  --------- -----------  -----------
                                  ----------  --------- -----------  -----------

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
For the year to date ended December 31, 1998 and 1997
(Unaudited)

                                                          1998         1997
                                                          ----         ----

Net cash used in operating activities              $  18,463,220   $(9,573,471)
                                                      ----------     ----------

Cash flows from investing activities:
Other                                                   (144,518)      (38,541)
                                                      ----------     ----------
Net cash provided by (used in)
  investing activities                                  (144,518)      (38,541)
                                                      ----------     ----------

Cash flows from financing activities:
Proceeds from(redemption of) redeemable
preferred stock                                       (2,525,000)      (100,000)
Proceeds from issuance of common stock                                  216,000
Additions to notes payable to banks                   32,194,313     10,863,558
Payments on notes payable to banks                   (50,448,073)    (2,274,252)
Additions to notes payable - other                     6,749,494      1,768,738
Payments on notes payable - other                     (3,159,473)      (542,362)
Dividends paid on preferred stock                       (115,793)      (198,958)
Origination costs                                        (97,831)
                                                      ----------     ----------
Net cash provided by financing activities            (17,402,363)     9,732,724
                                                      ----------     ----------
Net increase in cash                                     916,339        197,794

Cash:
Beginning of period                                      475,275        191,380
                                                      ----------     ----------
End of period                                       $  1,391,614    $   389,174
                                                      ----------     ----------
                                                      ----------     ----------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The Company's consolidated annual financial statements presented in the 1998 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Washington Massachusetts business trust beneficially owned by WestAF. The statements for the three months and nine months ended December 31, 1998 and 1997, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company balances and transactions have been eliminated. The results of operations for the three and nine months ended December 31, 1998, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Westar Financial Services Incorporated's 1998 Annual Report on Form 10-K.

Interest Paid

The Company paid cash for interest of $226,269 and $3,133 for the three months and $1,453,146 and $355,954 for the nine months ended December 31, 1998 and 1997, respectively. The increase is due to increased warehouse financing costs, which is a result of increased lease origination volume.

Earnings Per Share

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months and nine months ended December 31, 1998 and 1997, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

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

In May 1998, the Company issued $4,000,000 in subordinated convertible notes to PLMC, LLC, which is owned by two directors and unrelated parties. The note is due May 2003 and bears interest at the rate of 10.5% per annum. The note is convertible into 20% of the Company's common stock.

Warehouse Facility

In July 1998, agreements were reached with Bank One which set the warehouse line at $15,000,000 and for Bank One to purchase $25 million of Westar's leases in a securitized transaction.

Securitization Transactions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Nine months ended December 31, 1998 compared to nine months ended
  December 31, 1997
-----------------------------------------------------------------------------

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest and Southwest Regions of the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources its Dealer Direct Retail Leasing ("DDRL") program. While the Company's statement of operations reports a net income (loss) of approximately $246,000 and $(453,000) for the three months and a net loss of $986,000 and $1,364,000 for the nine months ended December 31, 1998 and 1997, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future.

Volumes of lease originations increased for the 5th consecutive quarter, from 65 leases costing $1.7 million in the prior year to 568 leases costing $11.2 million in the current period. The credit quality of originated leases improved, with average FICO scores of 689 in the prior period compared to 697 in the current period. Lease originations for the nine months increased from 343 costing $9.8 million in the prior year to 1,260 costing $35.4 million in the current period. The face value of leases serviced increased $33 million, from $35 million to $68 million at December 31, 1998 and 1997, respectively.

Gross revenues increased $25,698,000, from $518,000 the comparable period of the prior year to $28,216,000 in the third quarter. On a year-to-date basis, revenues increased $54,253,000, from $1,442,000 the prior fiscal year to $55,695,000.

The increase in gross revenues during the quarter is primarily caused by securitizations of leases held for sale of $25,445,000, an increase in revenues from operating leases of $436,000, an increase in administrative fees of $238,000, and an increase in service fee income of $18,000, partially offset by a decrease in earned income from direct financing leases of $294,000 and a decrease from the sale of vehicles at lease termination of $145,000.

The year-to-date increase in gross revenues is primarily caused by securitizations of leases held for sale of $53,204,000, an increase in operating lease revenues of $634,000, an increase in administrative fees of $445,000, an increase from the sale of vehicles at lease termination of $94,000, and an increase in other income of $52,000, partially offset by a decrease in earned income from direct financing leases of $154,000.

The Company completed three securitizations of leases during the third quarter. The Company began recording leases held for sale as operating leases rather than direct finance leases during the second quarter, which increased revenues from operating leases and decreased earned income from direct financing leases. During the nine month period operating lease revenues, administrative fees and other income increased due to greater volumes of lease originations.

Direct costs increased $24,454,000 in the third quarter, from $592,000 the comparable quarter of fiscal 1998 to $25,046,000. On a year-to-date basis, direct costs increased $52,656,000, from $1,493,000 the prior fiscal year to $54,156,000. The increase in direct costs during the quarter is primarily caused by three securitizations of leases held for sale with a cost of $24,413,000, an increase in depreciation expense of $291,000, an increase in other costs of $101,000, and an increase in interest expense of $49,000. The increase in direct costs during the current year-to-date is primarily caused by securitizations of leases held for sale with a cost of $51,839,000, an increase in depreciation expense of $416,000, an increase in other costs of $210,462 and an increase in securitization costs of $95,000.

The increase in direct costs reflects three securitizations in the third quarter and increased volumes of operating leases originated and warehoused during the period. Since depreciation is a cost component of operating leases, as opposed to direct financing leases, the increased origination volume resulted in an increase in depreciation.

Operating revenue increased $1,245,000 the third quarter of fiscal 1999, from $(75,000) the prior year to $1,170,000. For the nine months, operating revenue increased $1,591,000, from $(52,000) the prior fiscal year to $1,539,000. The increase in operating revenue is a result of greater lease origination volumes and the securitization of those leases. Each of Westar's sales and securitizations in fiscal 1999 produced positive cash flow.

General and administrative expense increased $343,000 in the third quarter, from $581,000 the comparable quarter of fiscal 1998 to $924,000. For the quarter, the increase in general and administrative expense is a result of increases in interest expense of $129,000, personnel expense of $119,000, travel expense of $29,000, and depreciation expense of $21,000. On a year-to-date basis, general and administrative expense increased $882,000, from $1,643,000 the prior fiscal year to $2,525,000. For the nine months, the increase is a result of increases in interest expense of $346,000, personnel expense of $274,000, travel expense of $60,000, consulting expense of $58,000, accounting expense of $44,000, and insurance of $35,000.

The increase in interest expense reflects the issuance of $4 million of subordinated debt. The increase in personnel costs is the result of increased personnel in Risk Management, Finance and Operations recruited in anticipation of greater lease origination volumes and geographic expansion of the Company's operations outside the Nothwestern ("NWR") and Southwestern ("SWR") Regions. The increase in accounting expense increased corporate finance and tax activity and the difference in timing of receipt of audit billings. The increase in consulting expense reflects enhancements to the Company's proprietary LASIR system. The increase in travel expense is a result of new personnel temporarily located away from Olympia, an increase in the number of personnel travelling and the distance traveled, and the opening of a new market area, the Southwestern Region ("SWR"), with an office in Phoenix. The other increases reflect costs associated with greater volumes of lease originations in the period.

The reduction in non-cash interest expense is caused by original issuance interest discount expense related to a subordinated debt issuance the prior year.

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

The revolving credit facility provided by Bank One is the primary source of cash to finance the acquisition of vehicle leases until they are sold. Westar and Bank One have agreed to a warehouse facility of $15 million on a non-recourse basis as well as a "whole lease" purchase facility of $25 million (in November, 1998), both in addition to the $28 million securitization completed in August. After repayment of borrowings from Bank One under the warehouse line, the net proceeds from securitizations or sales provide a source of cash for future acquisition of vehicle leases and general and administrative expenses. Each of Westar's sales and securitizations in fiscal 1999 produced positive cash flows.

Though there can be no assurance of their success, the Company is currently in negotiations to obtain additional financings to provide for planned growth over the next several years.

It is the opinion of management that, as of December 31, 1998, the liquidity sources discussed above are sufficient to meet the Company's immediate cash flow needs in the normal course of business.

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

                  10.20 The Second Amended agreement between Westar Financial
                        Services Incorporated and Bank One, as the lender dated July 22, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                  10.21 The purchase/repurchase agreement between Westar
                        Financial Services Incorporated and T&W Financial Services, dated July 23, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.


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