Form 10-K
period 1999-03-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 1999-06-29
CIK 761682

                                                                SEC File Number
                                                                   2-95465-S

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 12b-25

                              NOTIFICATION OF LATE FILING

(CHECK ONE):  /X/Form 10-K / /Form 20-F / /Form 11-K / /Form 10-Q / /Form N-SAR

                 For Period Ended:         March 31, 1999
                                  --------------------------------------------
                 /  / Transition Report on Form 10-K
                 /  / Transition Report on Form 20-F
                 /  / Transition Report on Form 11-K
                 /  / Transition Report on Form 10-Q
                 /  / Transition Report on Form N-SAR
                 For the Transition Period Ended:
                                                 ------------------------------
-------------------------------------------------------------------------------
  READ INSTRUCTION (ON BACK PAGE) BEFORE PREPARING FORM. PLEASE PRINT OR TYPE.
    NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS
               VERIFIED ANY INFORMATION CONTAINED HEREIN.
-------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

 Part II, Items 6 and 8; Selected Financial Data and Financial Statement and
                           Supplementary Data.
-------------------------------------------------------------------------------
PART I -- REGISTRANT INFORMATION
-------------------------------------------------------------------------------
Full Name of Registrant

                  WESTAR FINANCIAL SERVICES INCORPORATED
               (successor to REPUBLIC LEASING INCORPORATED)
-------------------------------------------------------------------------------
Former Name if Applicable

-------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

                     The Republic Building, Suite 300
-------------------------------------------------------------------------------
City, State and Zip Code

                         Olympia, Washington 98501
-------------------------------------------------------------------------------
PART II -- RULES 12b-25(b) AND (c)
-------------------------------------------------------------------------------
If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

/X/    (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
/X/    (b)  The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
/X/    (c)  The accountant's statement or other exhibit required by Rule
            12b-25(c) has been attached if applicable.
-------------------------------------------------------------------------------
PART III -- NARRATIVE
-------------------------------------------------------------------------------
State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period:

The information required by Items 6 and 8 of Part II has not been filed with the registrant's report on Form 10-K for the year ended March 31, 1999. Registrant is unable to file this information without unreasonable effort and expense for the reasons set forth below.

The registrant terminated its previous independent auditors on March 11, 1999 and formally engaged BDO Seidman, LLP on June 6, 1999. The Company's new independent auditors are unable to complete their audit and furnish the required opinion on a timely filing as they were not provided access to the predecessor auditor's working papers until June 23, 1999 and, as a result, have not yet had sufficient time to complete their auditing procedures and inquires.

-------------------------------------------------------------------------------
PART IV -- OTHER INFORMATION
-------------------------------------------------------------------------------
(1) Name and telephone number of person to contact in regard to this notification

          Name: R. W. Christensen, Jr., President
          Telephone Number: (360) 754-6227
-------------------------------------------------------------------------------
(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company
    Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If
    answer is no, identify report(s).                           /X/ Yes  / / No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or
    portion thereof?                                            /X/ Yes  / / No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Westar Financial Services, Inc. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

    Date  June 29, 1999                By /s/ R. W. Christensen, Jr.
         ----------------------------     ----------------------------------
                                          R. W. Christensen, Jr., President

Exhibit 1: Letter dated June 30, 1999, from BDO Seidman, LLP to Securities and Exchange Commission.

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

____________________________________ATTENTION__________________________________

  INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL CRIMINAL
                      VIOLATIONS (SEE 18 U.S.C. 1001).
_______________________________________________________________________________


                             GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule O-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. ELECTRONIC FILERS. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or Section 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (Section 232.13(b) of this chapter).