Form 10-K405
period 1999-03-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 1999-07-14
CIK 761682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


For the fiscal year ended MARCH 31, 1999        Commission File Number 2-95465-S

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

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

           Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant at June 30, 1999

                                  $8,889,336
 2,222,300 shares of no par value Common Stock outstanding as of June 30, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its September 27, 1999, Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

                    Total of Sequentially Numbered Pages: 32
                      Exhibit Index is Located at Page 29

                    WESTAR FINANCIAL SERVICES INCORPORATED


                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                     INDEX


PART I

ITEM 1.  BUSINESS
-        General                                                                                 Page 3
-        Business Strategy                                                                       Page 4
-        Business Overview                                                                       Page 4
-        Geographic Expansion                                                                    Page 5
-        Seasonal Trends                                                                         Page 6
-        Internet Expansion                                                                      Page 6
-        Competition                                                                             Page 6
-        Risk Management                                                                         Page 6
-        Credit Practices, Delinquency and Credit Loss Experience                                Page 7
-        Financing                                                                               Page 8
-        Regulatory Matters                                                                      Page 8
-        Employees                                                                               Page 9
-        Executive Officers                                                                      Page 9

ITEM 2.  PROPERTIES                                                                              Page 10
ITEM 3.  LEGAL PROCEEDINGS                                                                       Page 10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     Page 10

PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY                                      Page 10
ITEM 6.  SELECTED FINANCIAL DATA                                                                 Page 11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   Page 11

-        Forward-Looking Statements                                                              Page 11
-        Results of Operations and Changes in Financial Conditions                               Page 11
-        Computer/Year 2000                                                                      Page 13
-        Inflation and Changing Prices                                                           Page 13
-        Liquidity and Capital Resources                                                         Page 13
-        Subsequent Events                                                                       Page 14
-        Recent Accounting Pronouncements                                                        Page 15

REPORTS OF INDEPENDENT ACCOUNTANTS                                                               Page 16
FINANCIAL STATEMENTS                                                                             Page 17-20
NOTES TO FINANCIAL STATEMENTS                                                                    Page 21-27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                                    Page 27

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                         Page 28
ITEM 11. EXECUTIVE COMPENSATION                                                                  Page 28
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          Page 28
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                          Page 28

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K                         Page 29


                                    [LOGO]

                               ITEM 1. BUSINESS

                                    GENERAL

Westar Financial Services Incorporated (OTCBB:WEST) is an innovative, fast growing, prime credit finance company offering automobile leases to consumers, primarily through franchised new car dealers in ten western states. The Company has announced its intention to open shortly at least one additional market, serving consumers in the states of Minnesota, Wisconsin, North Dakota and South Dakota, its Northcentral Region. The Company has also agreed with DriveOff.com, a wholly-owned subsidiary of Navidec, Inc. (OTC:NVDC) to provide financial administration, lease and loan funding and titling documentation services to DriveOff.com's Internet site. At the same time the Company has signed a letter of intent with First Union Capital Markets Group ("First Union"), a division of First Union (NYSE:FTU) to finance up to $1 billion annually in loans and leases originated through the DriveOff.com web site. Westar intends to retain the leases originated through this channel for its own account.


                                    [GRAPH]

Lease volumes from Westars traditional dealer distribution channel grew at a rate of 340% over the previous year due to demand from the Company's established dealer network, growth in new dealer relationships and geographic expansion into its new Southwestern Region late in the 3rd Quarter. Revenues and gross margins also increased substantially.

Westar Financial Services Incorporated ("Westar") is a successor to Republic Leasing Incorporated, and is a Washington corporation headquartered in Olympia, Washington with offices in Phoenix, Arizona and Houston, Texas.

Westar's management team has extensive experience in the auto financing industry, as well as the commercial and investment banking industries. Applying this knowledge, Westar has developed a number of financing, lease servicing and risk management innovations which, in management's opinion, allows it to compete effectively with major financial institutions and manufacturer's captive financing companies.

                               BUSINESS STRATEGY

THE COMPANY'S BUSINESS STRATEGY IS TO:

     - significantly increase shareholder value through rapid expansion of its finance programs through dealer originated and e-commerce channels

     - provide unsurpassed levels of service to the manufacturer-franchised automobile dealers in the Westar network

     - finance prime quality lease transactions that are properly structured and priced

     -    create a lease portfolio with minimal performance volatility

     -    use technology to offer prime credit auto consumers value

     - finance lease originations through a combination of warehouse financings, securitizations and Securities-Based Asset Sales ("SBAS")

     - manage residual value risk on leased assets through innovative residual value assurance strategies, tax benefit transactions and through conservative residual estimation strategies and re-marketing expertise

     -    expand into new markets, and

     -    seek additional opportunities and alliances.

THE COMPANY'S PRIMARY STRENGTHS ARE ITS:

     -    technological capabilities and operating leverage

     -    emphasis on risk management

     -    proprietary credit management systems

     -    commitment to quality dealer service

     - unique position as an independent company concentrating solely on the prime credit auto finance market

     -    management's extensive experience in the automobile finance business

     - sophisticated liability management innovations including the Carlson Trust, tax benefit transfers "TBT" and SBAS technologies, and

     -    track record and reputation.

                               BUSINESS OVERVIEW

Westar has been financing automobiles for more than 20 years. Unlike nearly all of its competitors, Westar is focussed on the prime credit consumer automobile finance market. Senior management is not distracted by business lines outside of the Company's core market. Westar is able to attract the highest quality personnel and dedicate them to the auto finance market. This focus is designed to produce high quality portfolios and corporate profitability.

Emphasis on technology has provided the Company with what it believes to be industry-leading credit approval, tracking and analytical tools designed around a customized combination of credit scoring systems. Westar's systems have been created to yield targeted credit approval rates while simultaneously: managing Westar's portfolio, driving aggressive market penetration, limiting the Company's risk and optimizing its margins. The Company's technology increases efficiency through substantial operating leverage. Westar's expenses are fixed to a very large degree. Origination volumes can increase substantially with only fractional increases in overhead.

Senior management has almost 75 years of experience in automobile finance. In addition, management has extensive experience in the commercial and investment banking industries. This knowledge and experience enables Westar to compete effectively in its industry and to capitalize on opportunities as they arise.

The Company has developed a number of different types of lease programs that provide its dealers with very competitive financing tools to sell vehicles, simultaneously maximizing Westar's returns while minimizing its risk. These programs are designed to enhance the ability of Westar's dealers to sell vehicles, which result in high levels of dealer satisfaction with Westar's products and services.

Westar will continue to employ a diversified funding strategy utilizing traditional securitizations and SBASs as well as interim debt financing to fund its growth. Westar believes that the largest part of its funding needs will be satisfied through term and commercial paper securitizations (traditional asset backed securitizations "ABS" and asset backed commercial paper "ABCP" programs). In addition to securitizations, Westar intends to periodically utilize SBASs on a flow and on a portfolio basis. While SBASs are typically not as profitable as securitizations, they do generally result in more up-front cash. In addition to utilizing a variety of different financing methodologies the Company will seek to diversify its financing sources.

The Company presently markets its services and acquires automobile leases through its Dealer-Direct Retail Leasing "DDRL" program. The DDRL program is offered to selected automobile dealers based on their reputation, location and size. Each participating dealer is required to sign a non-exclusive dealer agreement which is primarily designed to protect Westar against potential dealer misrepresentations and some forms of fraud. The Company attempts to meet the needs of its dealers through responsive customer service to the dealer, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and competitive pricing. At
March 31, 1999 and 1998 the Company had 358 and 312 dealers signed, respectively.

The Company intends to increase its lease originations by continuing to expand its existing dealer relationships within its current geographic market, by moving into new geographic markets and by expanding its marketing and origination channels, including e-commerce.

Leases are approved by the Company's experienced lease production officers ("LPOs") and must meet the Company's credit and documentation standards prior to funding. Lessees are evaluated using the Company's established debt/income and payment ratios and are required to possess a credit history exhibiting a willingness to pay creditors on an as agreed basis. The Company has implemented a proprietary and sophisticated risk management system which further enables the Company to control the consistency of the credit quality of the applications approved and to segment its portfolio by risk.

                                             GEOGRAPHIC EXPANSION

While Westar presently
operates only its
Northwestern and
Southwestern Regions
("NWR" and "SWR"),
other regions have
been scheduled for
expansion based on
favorable demographics
and competitive
factors, growth trends
and consumer credit
profiles. Each region                                [MAP]
is an area with
automobile lease
volumes of at least
$2 billion per year. The
Company has announced
its intention to open
the North Central,
Rocky Mountain,
Midwestern and
Southeastern regions
of the United States
for expansion.

Lease volumes are accelerating due to increasing demand from the established dealer network and strong growth in new dealer relations. The new Southwestern Region, which opened in December 1998, is exceeding early forecasts and achieving quick acceptance by both dealers and consumers. The ability to rapidly penetrate new geographic markets has been demonstrated by the expansion in the Southwestern Region, where the Company captured approximately 2% of new car lease originations in Arizona within the first 90 days of doing business in this region. The Company is increasing the volume of business from existing dealers as well as signing up new dealers. The Company expects to ultimately capture approximately a 5% market share in each market in which it competes.

                                SEASONAL TRENDS

The automobile finance industry typically experiences lower volumes during periods of extreme temperatures. The mix of geographic and Internet expansion is expected to allow the Company to compensate for the small fluctuations and continue to steadily increase lease volumes. The scheduled geographic expansion plan has been created to strategically offset seasonal effects of different regions.

                              INTERNET EXPANSION

In response to consumer demand for high quality customer service, low prices and immediate response, the Company is entering the e-commerce market by offering new car financing through the Internet beginning this summer. This 3rd generation Internet automobile acquisition channel is focused on significantly increasing consumer satisfaction with the automobile acquisition process while decreasing prices to the consumer. The proprietary, industry-leading, risk management techniques, innovative lease products and diversified funding strategy allow the Company to price its products to yield an above average return on investment while offering the most credit worthy consumers lower effective finance rates. The program is designed to empower consumers, allowing them to negotiate new car purchases and financing completely online. Consumers will be able to select the vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle.

The Company has agreed to a strategic partnership with DriveOff.com and a letter of intent with First Union Capital Markets Group ("First Union"). After months of discussion with several money center banks and other potential partners, DriveOff.com selected Westar to fill the financial and titling administration roles in its new venture. Westar will underwrite, approve, fund and document for a fee all of the financial transactions generated through the DriveOff.com sites. Westar will also originate all delivery documents for the enterprise. The letter of intent with First Union provides for its support of the venture through a loan purchase arrangement with Westar for up to $1 billion of loans originated through the DriveOff.com Internet site annually. Westar will retain for its own account the leases originated by the venture.

                                  COMPETITION

The automobile leasing industry is a $110 billion segment of the $400 billion per year automobile finance market and presents an attractive opportunity to participants. The Company competes in the prime portion of the automobile finance market, which represents approximately 70% of industry originations. Relative to the non-prime portion of the auto finance market, the prime segment has experienced relatively few new competitors. A number of barriers to entry exist, including substantial technological and capital requirements.

A few very large banks and the captive finance subsidiaries of the vehicle manufacturers dominate the retail automobile leasing industry. Vehicle manufacturers typically sponsor either a subsidiary finance program or a bank-sponsored program. They can and do compete aggressively on price, but on a very selective basis, typically promoting one model or another at price levels roughly equivalent to, or even below, their cost of funds. These are known as "subvention" programs. Other models are priced at competitive rather than super-competitive levels. Manufacturers' subvention programs often substantially restrict the profit margin available to the selling dealer. The remaining competitors--dealer leasing companies, independent leasing companies, other banks, credit unions--split the remaining market among themselves and exercise neither significant leadership or dominance.

The Company's competitive advantages are its risk-based pricing; technological sophistication; operating leverage; and the lower costs made possible by its multiple-use securitization structure and funding strategies; as well as lower overhead, regulatory burdens and transaction costs, all coupled with superior consumer and Dealer satisfaction levels. Management believes that the Company is fully competitive with its largest competitors and that it exceeds in terms of service and responsiveness.

                                RISK MANAGEMENT

The Company's ability to grow a portfolio of prime-credit financings with minimal delinquency, volatility and credit loss experience affords the Company a relatively high degree of liquidity and access to low-cost capital resources.

The Company believes its leading-edge risk management capabilities set the standard in the industry. The risk management techniques and reporting tools employed by Westar, including its proprietary Lease Accounting, Securitization and Income Reporting "LASIR" system, enable competitive pricing while enhancing profitability. Furthermore, by financing only prime credits the Company realizes efficiencies and cost benefits throughout the entire organization while lowering its portfolio volatility and overall business risk.

The Company's risk models incorporate a wide variety of different variables that focus on steady-state, life cycle experience. Daily, the Company analyzes the performance of its existing portfolios as well as the quality and composition of its new originations. Extensive performance reports are continually analyzed for risk-based performance. The Company is constantly analyzing demographics, credit and portfolio performance correlations and trends to further refine its risk management.

As a result of its risk management, the Company has increased its average yield and increased its gross margins while decreasing related origination, servicing, collection and credit loss costs. The Company's prices are based on the complete life cycle of a contract and take into account both the credit risks and the cost of servicing over its term in order to achieve the desired margin. The Company believes that this is the most sophisticated approach to pricing and risk management employed in the market today.

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

In connection with the servicing of leases, the Company is responsible for managing delinquent accounts, repossessing the underlying collateral in the event of default and selling repossessed collateral. The Company provides an allowance for credit losses at a rate which management believes will adequately provide for current and probable future losses.

The Company considers a lease delinquent when the lessee fails to make a payment by the due date. A delinquent lease may result in the repossession and foreclosure of the collateral underlying the lease contract. Losses resulting from repossession and foreclosure of leases are charged against applicable allowances.

Although the Company's credit quality is at or above that of other prime-credit producers based on a Consumer Banker Association survey, the loss experience rate depicted in the table below is higher than management's expectation for future periods. Beginning in early 1998, the Company introduced risk-based pricing which has had the effect of attracting a stronger book of business as measured by Fair Isaac Company "FICO" scores, delinquencies, and static pool loss rates. The improvement in credit quality is expected to result in lower credit losses in the future as well as lower collection costs. However, there are other factors that influence the final performance of the portfolio including residual value gains and the collection of termination fees.

The credit loss and repossession experience on the Company's DDRL leases serviced for the years ended March 31, is as follows:

DELINQUENCY EXPERIENCE:
   (In thousands except percentages)


                                                Originated   Originated   Originated   Originated
                                                  in 1999      in 1998      in 1997      in 1996    Total Portfolio
                                                -------------------------------------------------   ---------------
Ending net lease receivables serviced             $52,379      $9,946       $11,800      $1,459         $75,584

Delinquencies Summary: (1)
     31-60 days                                      $600         $59          $133          $0            $792
     61-90 days                                       108           0            16           0             124
     91 days or more days                             134          78            55          15             283
                                                  -------     -------       -------      ------         -------

Total delinquent 31 or more days past due            $842        $137          $204         $15          $1,199
                                                  -------     -------       -------      ------         -------
                                                  -------     -------       -------      ------         -------

Total delinquent 30+ days past due                  1.61%       1.38%         1.73%       1.06%           1.59%




CREDIT LOSS SUMMARY:

Static pool                                       $55,514     $12,849       $23,131      $5,295         $96,790

Gross charge-offs                                    $182         $97        $1,009        $266          $1,554
Recoveries                                            113          65           708         193           1,079
                                                  -------     -------       -------      ------         -------

  Net Credit Losses                                   $69         $32          $301         $73            $475
                                                  -------     -------       -------      ------         -------
                                                  -------     -------       -------      ------         -------

Net losses as a % of static pool                    0.13%       0.25%         1.30%       1.37%           0.49%
Annualized lifetime static pool losses
at 3-31-99 (2)                                      0.25%       0.17%         0.52%       0.39%(3)        0.31%


(1) Delinquency figures include assets held in repossession inventory
(2) Assumes all leases originated mid-fiscal year, 9-1 of each year
(3) Weighted average by leases originated


                                   FINANCING

The Company has and will continue to employ a diversified funding strategy which balances the advantages of securitizations, SBASs and interim debt warehouse financing. In addition to completing periodic term securitizations, the Company is in the process of setting up several ABCP facilities with a number of banks. Such ABCP facilities are intended to reduce costs, diversify the Company's funding sources and provide the Company the flexibility to draw down on such facilities both as assets are originated as well as on a pooled basis.

The Company completed five SBAS transactions totaling $63.6 million during fiscal 1999. The Company retains all servicing rights and responsibilities through the life of the sold portfolios.

The Company entered into an agreement in November 1997 with Bank One, Columbus NA for a warehouse facility in the amount of $25 million. In July 1998, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations and re-negotiated the financing facility to $15 million. This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize such leases through selected facilities or to sell in a SBAS transaction.

The warehouse facility allows short-term borrowing of 95% to 97% of the cost of the leased vehicles and is secured by a security interest in the lease and the related vehicle. The interest rate is LIBOR plus 300bps, which approximates the prime rate. Under the terms of the agreement, Bank One has the option of reviewing each credit and rejecting any lease which it, in its sole discretion, believes does not meet standards appropriate to prime credits.

Cash for principal and interest payments on the warehouse credit facility are generated by the monthly lease payments. All leases included in a securitization or sale and any non-performing leases covered by the credit facility is repaid by the Company.

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

                                   EMPLOYEES

As of March 31, 1999 and 1998 the Company had 30 and 19, employees, respectively. Many of Westar's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain employees who are in great demand within our industry. To date, the Company has been successful in its efforts to recruit qualified employees. The Company offers a competitive compensation package including salaries, insurance, incentive stock options and growth opportunities within the organization. The Company's employees are not represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

                              EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Company:


   Name                           Age     Position
   ----                           ---     --------
   Robert W. Christensen, Jr.      50     President and CEO

   Robert E. Kanatzar              47     Senior-Vice President, Risk Management

   Warren Kornfeld                 37     Senior-Vice President, Finance

   Cindy A. Kay                    34     Controller


R. W. CHRISTENSEN, JR. (age 50), is the President (since 1978) and Chairman of the Board of Directors (since 1995) of the Company. Prior to 1978 he held positions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors
(1987-1990) of Heritage Federal Savings & Loan Association. He is President and director of Mud Bay Holdings Ltd., a privately held investment firm.
Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988. He has served as director of Washington Independent Bankshares (1982). Mr. Christensen serves as the court-appointed Trustee of CASR Trust, a multi-year, multi-million dollar fund established by the bankruptcy court for the benefit of the creditors of All Seasons Resorts. He graduated from the College of Great Falls (B.A. with Honors, Management and Economics) and received an MBA from the University of Puget Sound.

ROBERT E. KANATZAR (age 47), is Senior Vice President--Risk Management with responsibilities for all credit, collection and remarketing activities
(1997). Prior to joining the Company, he was Senior Vice President of Credit Policy and Risk Management for NationsCredit Corporation, the largest bank-owned finance company in the United States (since 1996). Prior to joining NationsCredit, he was Vice President of Risk Management with Bank One Credit Company (since 1992). Previously, he served as Vice President of Consumer Lending for Texas Commerce Bank and Vice President-Finance with Citicorp Acceptance Company's Automobile Finance Division. Mr. Kanatzar received both his B.S. in Business Administration and MBA from the University of Kansas.

WARREN KORNFELD (age 37), is Senior Vice President--Finance with responsibility for the design and implementation of Westar's financial management strategies, policies and procedures and external financial relationships (since 1998). Prior to joining the Company, he was Vice
President with the Industrial Bank of Japan, Ltd. ("IBJ") in New York, responsible for heading up their term asset backed efforts (since 1994).
Prior to joining IBJ, he was co-founder/partner of Bickford & Partners, Inc., an investment banking firm specializing in asset backed securities (since
1991). Previously, he served as First Vice President at Trepp & Company, Inc., where he headed up the asset backed consulting group (since 1983). Mr. Kornfeld received his B.S. in Economics with a dual concentration in Finance and Decision Sciences from the University of Pennsylvania.

CINDY A. KAY (age 34), is Controller with primary responsibility for accounting and internal finance functions (since 1997). Prior to joining the Company, she was a Partner in Kay and Company, CPA's, responsible for financial management consulting, taxation and audit engagements (since 1990). Prior to joining Kay and Company, CPA's she began her career with Coopers and Lybrand in Tucson, Arizona. Ms. Kay is a Certified Public Accountant and is a member of the Washington Society of CPA's and the American Institute of CPA's. Ms. Kay received her B.A. in Accounting from Saint Martins College.

                              ITEM 2. PROPERTIES

The general and administrative offices of the Company are located at The Republic Building, 505 East Union, Suite 300, Olympia, Washington 98501, on leased premises with approximately 4,400 square feet. The lease expires November 30, 2000. The facilities are adequate for the Company's current operations. The Company is currently seeking additional space to accommodate its plans for expansion.

                           ITEM 3. LEGAL PROCEEDINGS

There are no reportable events.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Shareholder's was held on April 26,
1999. Robert L. Lovely and Michael A. Price were re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were R.W. Christensen, Jr., David C. Soward, Joel I. Davis and Charles S. Seel. The 1994 Stock Option Plan was amended to increase by 750,000 the number of shares reserved for issuance.

The number of votes cast for, against, withheld or abstained, as applicable, for the Directors voted upon are summarized in the following table:


      Proposal #1         Election of Directors            For          Withhold
                          ---------------------            ---          --------
                          Robert L. Lovely              1,433,662        21,850
                          Michael A. Price              1,434,662        20,850


The number of votes cast for, withheld and not voted, as applicable for the amendment to the 1994 Stock Option Plan are summarized in the following table:


      Proposal #2          Amendment of 1994 Stock Option Plan
                           -----------------------------------
               For                      Withhold                   Not Voted
               ---                      --------                   ---------
             958,903                    185,080                     311,529


                                    PART II

          ITEM 5. MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY

Trading of the Company's common stock began on November 28, 1995, and is facilitated through the NASD OTC Bulletin Board (OTC:WEST). As of March 31, 1999, the Company had 349 stockholders of record. As a matter of policy, the Company has not paid any dividends on the common stock. Additionally, the borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see note 7 to the Financial Statements) restrict the payment of dividends on the common stock. The Company intends to retain its earnings for use in its business and therefore, does not plan to pay dividends on the common stock in fiscal 2000.

The following table summarizes the high and low prices of the Company's stock for fiscal years ended March 31, 1999 and 1998.


                                                             High             Low
        Fiscal 1999                                          ----             ---
        -----------
           First quarter ended June 30, 1998                $3.50            $2.25
           Second quarter ended September 30, 1998           3.375            1.75
           Third quarter ended December 31, 1998             3.25             2.00
           Fourth quarter ended March 31, 1999               3.00             1.50




        Fiscal 1998
        -----------

           First quarter ended June 30, 1997                $8.00            $3.50
           Second quarter ended September 30, 1997           7.00             2.75
           Third quarter ended December 31, 1997             7.00             1.50
           Fourth quarter ended March 31, 1998               3.25             1.88


The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial data as of and for the five years ended March 31, is as follows:


    In thousands except per share data
                                                         1999         1998        1997         1996        1995
                                                       ---------------------------------------------------------
    Total revenues                                     $67,103       $2,246     $20,743       $1,629      $2,138

    Loss before cumulative effect of change in
    accounting principle & extraordinary item          (1,824)      (5,062)     (1,898)        (895)       (468)

    Loss per common share before cumulative
    effect of change in accounting principle &
    extraordinary item per common share, basic           (.91)       (2.99)      (1.48)        (.85)       (.43)

    Net Loss                                           (1,824)      (5,062)     (1,898)        (852)       (468)

    Net Loss per common share, basic & diluted           (.91)       (2.99)      (1.48)        (.82)       (.43)

    Total assets                                        12,495       20,495      12,292        8,210       4,311

    Total liabilities                                   19,739       23,228      10,134        5,813       3,263

    Redeemable preferred stock                           1,548        4,073       4,248        4,250       1,800

    Shareholders' equity/(deficit)                     (8,792)      (6,806)     (2,090)      (1,853)       (752)


The loss per common share for 1999, 1998, 1997, 1996 and 1995 has been calculated after giving effect to preferred stock dividends of $161,274, $390,673, $392,940, $275,324 and $134,549, respectively and have been adjusted for the 2-for-1 stock split in June 1996.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

See the similarly captioned section in Item 1 regarding the existence of forward-looking statements herein.

            RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest and Southwest Regions of the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources its Dealer Direct Retail Leasing ("DDRL") program. While the Company's statement of operations reports a net loss of approximately $1,824,000 and $5,062,000 for fiscal years 1999 and 1998, respectively, it is management's opinion that DDRL is one of the most sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future.

Volumes of lease originations increased 340% over the prior year, from 455 leases costing $12.8 million in the prior year to 1,999 leases costing $55.5 million in fiscal 1999. The credit quality of originated leases improved, with average FICO scores of 688 in the prior period compared to 695 in the current period. The face value of leases serviced increased $48 million, from $37 million to $85 million at March 31, 1998 and 1999, respectively.

Total gross revenue increased $64,858,000 (2,888%), from $2,245,000 to $67,103,000 from fiscal 1998 to 1999. The increase in total gross revenue was primarily due to the Company completing five asset backed securitizations for approximately $63,559,000. The Company did not complete any securitizations or SBASs in fiscal 1998. Revenues from operating leases of $1,113,000 were reported in fiscal 1999 as the Company stopped obtaining residual insurance or guarantees in August 1998 and the originated leases no longer qualified as direct financing leases. As a result revenues from direct financing leases decreased $483,000 (43%). As a result of the increased volumes, administration fee income also increased by $776,000 (513%) over the prior period. The decrease in revenues of $18,497,000 (89%) from fiscal 1997 to 1998 was mainly due to the lack of the Company's completion of asset backed securitizations. In the prior year, two asset backed securitization transactions of approximately $18,600,000 of lease contracts in private placements took place. Due to the increased holding period of the unsecuritized leases, earned income on direct financing leases increased $608,000 (120%) in 1998 from 1997. Administrative income decreased $107,000 (42%) due to fewer leases funded in 1998 compared to 1997. Service fee income rose $96,000 (2,403%) due to service fee's charged on the securitized assets for a full fiscal year and other income decreased by $47,000 (38%) due to fewer assets sold.

Direct costs increased $62,816,000 (2,730%) from fiscal 1998 to 1999 primarily due to the five securitizations completed in fiscal 1999. During 1999 the increase of direct costs is primarily due to an increase in cost of assets securitized of $62,041,000 resulting from SBASs completed in fiscal 1999. Depreciation expense increased $737,000 (100%) due to the company originating operating leases. Securitization fees increased $105,000 as a result of the SBASs completed in fiscal 1999. Other direct expenses which increased due to volumes are GAP insurance and lease commissions. Interest costs related to warehousing leases decreased $209,000 (16%) due to a reduced length of time assets are held prior to securitization. Direct costs decreased $19,427,000 (89%) from fiscal 1997 to 1998. During 1998, the decrease in direct costs is due primarily to the Company not completing any asset backed securitizations. Interest costs related to warehousing leases increased by $784,000 due to the increased length of time assets are held prior to securitization. Provision for credit losses decreased $54,000 from 1997 to 1998 due to fewer assets funded. Other major decreases in direct costs related also to volumes, were lease commissions and lease value deficiency ("GAP") insurance expense.

Gross margins
increased $2,042,000
from $(55,000) to
$1,987,000 in fiscal
1998 to 1999. This is
due primarily to the
gain of $1,420,000
recognized on the five
securitizations                                [GRAPH]
completed in fiscal
1999 as well as
reduced interest costs
of $209,000 and
increased
administrative fee
income of $776,000
received on these
portfolios.

General and administrative expenses increased $1,005,000 (45%) from fiscal 1998 to 1999 primarily due to the increase in personnel costs of $368,000 (36%), resulting from additional personnel in risk management, MIS, finance and operations in anticipation of greater lease origination volumes and geographic expansion of the Company's operations outside the Northwestern Region. Depreciation expense for fixed assets increased $136,000 (168%) as additional equipment and fixed assets were acquired in anticipation of increased volumes and geographic expansion. Accounting costs increased $99,000 (203%) due to increased corporate finance and tax activity. Travel expenses increased $98,000 (139%) as a result of the relocation of personnel, an increase of the number of personnel traveling, and the opening of the Southwestern Region with an office in Phoenix. These increases are partially offset by a $47,000 (29%) decrease in amortization of private placement as they became fully expensed. General and administrative expenses increased $151,000 (7%) from fiscal 1997 to 1998. During 1998, a risk management function was added to the Company's operations. Other expenses were incurred related to LASIR development and costs pertaining to business expansion.

Other Expenses increased $61,000 (12%) from fiscal 1998 to 1999 due to $433,000 (312%) increase of subordinated-debt interest expense. This increase is partially offset by a $371,000 (100%) decrease in non-cash interest expense resulting from original issuance discount expense related to subordinated debt borrowing in fiscal 1998. Other expenses increased $490,000 (2,386%) from fiscal 1997 to 1998 due to subordinated debt borrowings.

Income tax expense decreased $2,263,000 (100%) due to a 100% valuation allowance recorded in fiscal 1999 and 1998.

The Company has crafted a strategy using current products and services to continue geographic expansion and to offer its products and services through e-commerce. Substantial time, monies and efforts have been and will continue to be invested for implementation. Management believes that future revenues derived from this structure will allow recovery of the Company's initial investment and return operating profits on a quarterly basis before the end of fiscal 2000.

                              COMPUTER/YEAR 2000

RISKS OF YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

DEPENDENCE ON MAJOR CLIENTS

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has found no material problems to date with any of its significant suppliers or customers. However, there can be no guarantee that the systems of other companies (including financial institutions, telecommunications and particularly agencies of the US Government) on which the Company's systems rely will be timely converted, or that a failure to convert by another company or the government, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

CONTINGENCY PLANS

Based on a recent assessment, the Company determined that since it uses an Apple Macintosh based system, and all related upgrades and system changes have been made, the Company's systems are currently Year 2000 compliant. The Company has replaced its phone and voicemail systems with new, Year 2000-compliant systems to better provide for the expanding communication needs of the organization. Additionally, the Company is currently operating in its fiscal year 2000 and has not experienced any material problems.

COSTS ASSOCIATION WITH YEAR 2000 ISSUES

The Company's total Year 2000 project costs have been minimal including the estimated costs and time associated with the impact of third party Year 2000 issues. The decision by the Company to acquire new phone software and equipment, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue.

                         INFLATION AND CHANGING PRICES

The Company's leases are written with fixed terms at fixed implicit rates. Interim financing for the leases is provided through the Bank One warehouse facility until sufficient volumes are pooled for securitization or sold through portfolio sale transactions. The Company is at risk from interest rate fluctuations during the time it owns the leases it originates. Management has various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. The effect of inflation on general and administrative expenses over the last three years has been negligible.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company generated $8.9 million in cash flow from operations during the year as compared to $(12.0) million in the prior year. This represents the Company's principal source of cash. The increase in 1999 of $20.9 million was driven primarily by the five SBAS transactions completed in fiscal 1999 and the corresponding $8.8 million net reduction in direct financing and operating assets retained by the Company. Cash flow in fiscal 1999 was also affected by the increased lease origination volume. The Company invested
$.5 million in property and equipment during fiscal 1999, the majority of which is focussed on geographic and e-commerce expansion. Total debt at March 31, 1999 was $19.7 million, down $3.5 million (15%) from the prior fiscal year. This reduction reflects decreased holdings of leases which are funded using the warehousing facility. Increasing the number of SBAS transactions or securitizations during the year affords the company additional opportunities to fund leases and reduce interest expense on the warehouse line while maintaining lower average balances in the warehousing facility.

Capital spending plans currently provide for outlays of approximately
$1 million in fiscal 2000. Following the Company's growth strategy, the plan outlines a significant percentage of the fiscal 2000 capital outlays to be used for geographic and Internet expansion. It is expected that funds necessary for these expenditures will be generated internally, through Private Placements and/or credit facilities.

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) pay sales or securitization costs; (iii) satisfy requirements for working capital; (iv) pay operating expenses; (v) satisfy debt service; (vi) pay preferred stock dividends;
(vii) implement its geographic expansion; and, (viii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations and SBASs, portfolio sales and sales of equity and debt securities.

To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP") facilities with a number of banks. The diversification of funding strategies will improve long-term business performance, strengthen the Company's competitive position and build a sustainable competitive advantage.

Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of March 31, 1999, the Company has completed seven securitizations while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In July 1998, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations. Based on this information, Management re-negotiated the financing facility to $15 million. This revolving credit warehouse facility is to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases and general and administrative expenses. At March 31, 1999 the unused portion of the warehouse line is $6.6 million. The Company must comply with certain loan covenants. At March 31, 1999 the Company exceeded the fixed asset purchase covenant and the lender has waived this event through April 1, 2000.

Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions. During the year ended March 31, 1999 the Company redeemed 2,525 shares of preferred stock for $2,525,000 using proceeds from the issuance of a $4 million convertible subordinated note.

It is the opinion of Management that, as of March 31, 1999, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

                               SUBSEQUENT EVENTS

In April 1999, the Shareholders approved an amendment to the Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance from 600,000 shares to 1,350,000 shares.

In April 1999, the Company amended a line of credit agreement with Bank One dated June 25, 1998. The due date has been extended to September 30, 1999.

In April 1999, the Company amended a subordinated debt agreement with a related party dated August 31, 1998. The due date has been extended to December 1, 1999.

In April 1999 the Company amended a convertible-subordinated debt agreement with a related party dated August 31, 1998. The due date has been extended to December 1, 1999. The Note shall bear interest at the rate of 9%.

In April 1999, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its eighth securitization of $5.2 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $35,200, which is to be received in 60 monthly payments in the amount of $585.96. The Company continues to service the leases securitized.

In May 1999, the Company entered into a subordinated debt agreement with a related party to borrow $250,000 subordinated debt. The note is to be repaid no later than December 1, 1999. The note bears interest at the rate of 9%.

In May 1999, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its ninth securitization of $12.3 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $84,400, which is to be received in 60 monthly payments in the amount of $1406.57. The Company continues to service the leases securitized.

In June 1999, the Company's origination/issuer trust, Westar Lease
Origination Trust, completed its tenth securitization of $6.6 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $45,100, which is to be received in 60 monthly payments in the amount of $751.75. The Company continues to service the leases securitized.

In June 1999, the Company entered into a subordinated debt agreement with a related party to borrow $600,000 subordinated debt. The note is to be repaid no later than December 1, 1999. The note bears a variable rate of interest of prime plus one percent. The rate is currently 8.75%.

In June 1999, the Company signed an agreement with DriveOff.com, a wholly-owned subsidiary of Navidec, Inc to provide financing, administration, lease and loan funding and titling to DriveOff.com's Internet site. In connection with the DriveOff.com agreement, the Company signed a letter of intent with First Union Capital Markets Group ("First Union") to provide loan purchase arrangement whereby loans originated through the DriveOff.com website of up to $1 billion annually.

                       RECENT ACCOUNTING PRONOUNCEMENTS

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

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement will be effective for all fiscal quarters of Westar's fiscal years ending March 31, 2002, at the earliest. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. This statement may not be applied retroactively to financial statements of prior periods. Management has not yet determined the effects if any of this accounting pronouncement on the Company's operating results or financial condition.

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheet of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended March 31, 1999 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated and its subsidiaries as of March 31, 1999 and the consolidated results of their operations and their cash flows for the years ended March 31, 1999 and 1997, in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Seattle, Washington
June 25, 1999




Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheet of Westar Financial Services Incorporated and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audit.

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


KPMG LLP
Seattle, Washington
February 17, 1999

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1999 AND 1998


                                                                                 1999                 1998
                                                                                 ----                 ----
Cash and cash equivalents                                                    $    925,204         $    475,275
Accounts and other receivables, net of allowance for credit losses
  of $20,613 and $21,000 (Notes 2 & 9)                                            253,697              147,092
Credit enhancement receivable, net of allowance for credit losses
  of $90,894 for both years (Note 3)                                            1,039,895              855,848
Net investment in direct financing leases (Notes 4 & 5)                           102,539           18,533,096
Operating leases held for sale (Notes 4 & 5)                                    9,640,013
Deferred tax asset, net of valuation allowance of $3,482,518 and
  $2,936,206 (Note 6)
Other                                                                             533,937              484,066
                                                                             ------------         ------------

                                                                             $ 12,495,285         $ 20,495,377
                                                                             ------------         ------------
                                                                             ------------         ------------



Accounts payable                                                             $  1,670,233         $    692,126
Notes payable to banks (Note 5)                                                 9,942,938           19,057,701
Notes payable affiliates (Note 5)                                               6,438,359            2,756,635
Other liabilities                                                               1,687,211              722,401
                                                                             ------------         ------------

                                                                               19,738,741           23,228,863
                                                                             ------------         ------------



Redeemable preferred stock (Notes 7 & 8)                                        1,548,000            4,073,000
                                                                             ------------         ------------

Shareholders' Equity (Deficit):
   Common stock, no par value; 35,000,000 shares authorized;
   2,187,300 shares issued and outstanding (Note 8)                             3,239,795            3,239,795
   Paid in capital - stock warrants (Notes 5 & 8)                                 371,495              371,495
   Accumulated deficit                                                        (12,402,746)         (10,417,776)
                                                                             ------------         ------------

                                                                               (8,791,456)          (6,806,486)
                                                                             ------------         ------------

                                                                             $ 12,495,285         $ 20,495,377
                                                                             ------------         ------------
                                                                             ------------         ------------


See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                  1999                1998                1997
                                                                  ----                ----                ----
Revenues:
   Revenues from sales and securitizations
    (Note 3)                                                  $64,210,552         $   804,160         $19,850,681
   Earned income on direct financing leases                       631,102           1,114,050             505,889
   Revenues from operating leases                               1,112,845
   Administrative fee income                                      927,364             151,353             259,104
   Service fee income                                             132,888             100,114               4,000
   Other                                                           88,746              75,912             123,213
                                                              -----------         -----------         -----------
Total Revenues                                                 67,103,497           2,245,589          20,742,887
                                                              -----------         -----------         -----------

Direct costs:
   Costs related to sales and securitizations                  62,790,337             766,589          20,850,971
   Interest                                                     1,086,983           1,296,261             512,760
   Depreciation on operating leases                               737,436
   Provision for credit losses                                     62,289              65,000             118,889
   Other                                                          439,923             173,009             244,566
                                                              -----------         -----------         -----------

Total Direct Costs                                             65,116,968           2,300,859          21,727,186
                                                              -----------         -----------         -----------

Gross margin                                                    1,986,529             (55,270)           (984,299)

General and administrative expenses (Note 9)                    3,238,639           2,233,612           2,062,242
                                                              -----------         -----------         -----------

Loss before non-cash interest expense & subordinated
 debt                                                          (1,252,110)         (2,288,882)         (3,046,541)

Non-cash interest expense (Note 5)                                                    371,496
Subordinated debt interest expense                                571,586             138,674              20,522
                                                              -----------         -----------         -----------

Loss before federal income tax benefit                         (1,823,696)         (2,799,052)         (3,067,063)

Income tax benefit (expense) (Note 6)                                              (2,263,073)          1,168,666
                                                              -----------         -----------         -----------

Net loss                                                       (1,823,696)         (5,062,125)         (1,898,397)

Dividends on redeemable preferred stock                          (161,274)           (390,673)           (392,940)
                                                              -----------         -----------         -----------

Net loss applicable to common stock                           $(1,984,970)        $(5,452,798)        $(2,291,337)
                                                              -----------         -----------         -----------
                                                              -----------         -----------         -----------

Net loss per basic and diluted common share                       $ (0.91)            $ (2.99)            $ (1.48)
                                                                  -------             -------             -------
                                                                  -------             -------             -------

Weighted average number of basic and diluted shares
outstanding                                                     2,187,300           1,825,400           1,548,200
                                                              -----------         -----------         -----------
                                                              -----------         -----------         -----------


See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                    Common Stock              Paid in          Accumulated
                                               Shares         Amount          Capital            Deficit             Total
                                             ---------      ----------        --------        ------------        -----------
Balance, March 31, 1996                      1,430,500      $  820,195                        $ (2,673,641)       $(1,853,446)

Dividends on redeemable preferred stock                                                           (392,940)          (392,940)

Net loss                                                                                        (1,898,397)        (1,898,397)

Common stock issued                            281,800       2,054,600                                              2,054,600
                                             ---------      ----------        --------        ------------        -----------

Balance, March 31, 1997                      1,712,300      $2,874,795                        $ (4,964,978)       $(2,090,183)

Dividends on redeemable preferred stock                                                           (390,673)          (390,673)

Net loss                                                                                        (5,062,125)        (5,062,125)

Exercise of common stock warrants              475,000         365,000                                                365,000

Paid in capital-detachable stock warrants                                     $371,495                                371,495
                                             ---------      ----------        --------        ------------        -----------

Balance, March 31, 1998                      2,187,300     $ 3,239,795        $371,495        $(10,417,776)       $(6,806,486)
                                             ---------      ----------        --------        ------------        -----------

Dividends on redeemable preferred stock                                                           (161,274)          (161,274)

Net loss                                                                                        (1,823,696)        (1,823,696)
                                             ---------      ----------        --------        ------------        -----------

Balance, March 31, 1999                      2,187,300     $ 3,239,795        $371,495        $(12,402,746)       $(8,791,456)
                                             ---------      ----------        --------        ------------        -----------
                                             ---------      ----------        --------        ------------        -----------


See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


Increase (Decrease) in Cash and Cash Equivalents
                                                                            1999           1998           1997
                                                                            ----           ----           ----
Cash flows from operating activities:
   Net loss                                                            $ (1,823,696)  $ (5,062,125)  $ (1,898,397)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Deferred tax (benefit) provision                                                  2,263,075     (1,168,666)
       Depreciation and amortization                                      1,083,841        480,106         82,373
       Provision for and write-off of credit losses                          62,289         65,000        118,889
       Changes in assets and liabilities:
          Accounts receivable                                              (106,226)       186,405       (176,087)
          Credit enhancement receivable                                    (184,047)       210,167     (1,156,909)
          Net investment in direct financing leases                      18,430,650    (10,603,596)    (2,688,836)
          Operating leases held for sale                                (10,440,209)
          Accounts payable                                                  932,626         38,291        343,358
          Other liabilities                                                 964,812        463,324        154,279
          Other                                                              24,621        (43,764)       (68,507)
                                                                       ------------   ------------   ------------
         Net cash provided by (used in) operating activities              8,944,661    (12,003,117)    (6,458,503)
                                                                       ------------   ------------   ------------

Cash flows from investing activities:
   Other                                                                   (308,069)      (105,465)      (176,477)
                                                                       ------------   ------------   ------------

         Net cash used in investing activities                             (308,069)      (105,465)      (176,477)
                                                                       ------------   ------------   ------------

Cash flows from financing activities:
   Redemption of redeemable preferred stock                              (2,525,000)      (175,000)        (2,000)
   Proceeds from issuance of common stock                                                  365,000      2,054,600
   Additions to notes payable                                            58,150,281     16,043,943     23,877,554
   Payments on notes payable                                            (63,583,319)    (3,544,274)   (18,886,525)
   Dividends paid on redeemable preferred stock                            (115,793)      (297,192)      (385,922)
   Other                                                                   (112,832)     _________        (22,188)
                                                                       ------------   ------------   ------------

         Net cash provided by (used in) financing activities             (8,186,663)    12,392,477      6,635,519
                                                                       ------------   ------------   ------------

Net increase in cash and cash equivalents                                   449,929        283,895            539

Cash and cash equivalents:
   Beginning of year                                                        475,275        191,380        190,841
                                                                       ------------   ------------   ------------

   End of year                                                         $    925,204   $    475,275   $    191,380
                                                                       ------------   ------------   ------------
                                                                       ------------   ------------   ------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $  1,713,829   $    723,203   $    413,518
                                                                       ------------   ------------   ------------
                                                                       ------------   ------------   ------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                                   - GENERAL

Westar Financial Services Incorporated ("Westar"), successor to Republic Leasing Incorporated ("RLI"), was originally formed in 1985 as Republic Leasing VI, a limited partnership, and incorporated in 1989 in the state of Delaware. At a special shareholders' meeting held on March 25, 1996, the shareholders of RLI approved a plan of merger between Westar and RLI. The merger effected the reincorporation of RLI in the State of Washington and the change of name to Westar Financial Services Incorporated.

                                  - OPERATIONS

Westar's business operations focus solely on the prime-credit sector of the consumer automobile leasing market utilizing a network of auto dealers. The Company employs diversified funding strategies utilizing securitizations and Securities Based Asset Sales ("SBAS") as well as interim warehouse financing. The Company services the leases during their term and remarkets used automobiles upon the expiration of the leases. With increasing volumes and market share, the Company holds a lease servicing portfolio in excess of $100 million.

                         - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (successor to Republic Leasing Incorporated), its 100% owned subsidiary Westar Auto Holding Company, Inc. (WestAH), their 100% owned subsidiary Westar Auto Finance, LLC (WestAF) and the Westar Lease Origination Trust (WestLOT), a Massachusetts business trust registered in the State of Washington, beneficially owned by WestAF. All intercompany accounts and transactions have been eliminated in consolidation.

            - CONCENTRATION OF CREDIT AND FINANCIAL INSTRUMENT RISK

The Company controls its credit risk through stringent credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company uses a proprietary credit scoring system to evaluate the credit risk of applicants in the all Dealer Direct Retail Leasing Program ("DDRL") program. The Company retains the servicing of the leases sold.

One dealer accounted for 22% of lease originations in the current year. No dealers accounted for more than 10% of lease volume in 1998 or 1997.

The Company requires all lessees to provide adequate collateral protection and liability insurance throughout the term of the lease contracts. The Company also has contingent collateral and liability insurance which protects the Company from lapses in the lessee's insurance and it maintains lease value deficiency ("GAP") insurance on "DDRL" contracts which protects the lessee and the Company from losses associated with deficiencies between the leased vehicle's value and the balance on the related lease contract.

A significant portion of the Company's business activity is with customers located in the states of Washington, Oregon and Arizona. There were no other significant regional, industrial or group concentrations during the three years ended March 31, 1999.

                          - CASH AND CASH EQUIVALENTS

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

                        - CREDIT ENHANCEMENT RECEIVABLE

The Company may be required to maintain spread accounts to protect investors and credit enhancers in securitization transactions against credit losses. The initial deposit, if required, and excess cash flows from securitization transactions are typically retained for each securitization until the spread account balance reaches a specified percentage of the underlying minimum lease payments included in the securitization. Funds in excess of specified percentages are remitted to the Company over the remaining life of the securitization. For each securitization, there is no recourse to the Company beyond the balance in the spread accounts.

                                    - LEASES

For contracts determined to be operating leases, rental income on operating leases is recognized as revenue as it becomes due. Depreciation on operating leases is provided over the term of the lease in an amount necessary to reduce the cost of the leased vehicle to its estimated residual value at the end of the lease term. Residual values are at levels set by the Automotive Lease Guide ("ALG").

For direct financing leases, unearned lease income (representing total minimum lease payments receivable, including the residual value of the leased asset, in excess of the cost of the leased asset) is amortized to income using the interest method over the term of the lease.

At the end of the lease term or upon premature termination of the lease, the leased asset is sold. Proceeds from the sales of warehoused leased assets are included in revenues and the carrying costs of warehoused leased assets at time of sale are included in direct costs.

                      - FURNITURE, FIXTURES AND EQUIPMENT

At March 31, 1999 and 1998, furniture, fixtures and equipment of $419,573 (net of accumulated depreciation of $427,520) and $148,898 (net of accumulated depreciation of $250,945), respectively, are included in other assets. They are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. Included in this total are assets subject to capital leases in the amount of $177,842 (net of accumulated amortization of $228,218) and $128,799 (net of accumulated amortization of $102,443) for the years ended March 31, 1999 and 1998, respectively. These assets are stated at cost less accumulated amortization and are amortized over the term of the lease.

                              - INTANGIBLE ASSETS

At March 31, 1999 and 1998, intangible assets of $11,312 (net of accumulated amortization of $129,423) and $27,948 (net of accumulated amortization of $110,925), respectively are included in other assets, and consist of unamortized debt origination costs and organization costs. The debt origination costs incurred in relation to the revolving credit agreement with Bank One and a private placement are amortized on a straight-line basis over the remaining term of the agreements.

                           - STOCK BASED COMPENSATION

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

                             - FEDERAL INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to the extent that recovery of net deferred tax assets fail to meet the more likely than not standard imposed by FAS 109.

                              - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, which establishes standards for computing and presenting earnings (loss) per share ("EPS") and has the effect of simplifying the standards for computing earnings (loss) per share and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution for the effect of common stock equivalents such as options or warrants. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997 (earlier application was not permitted) and required restatement of all prior period EPS data presented.

Loss per share is computed using the weighted-average number of common shares outstanding and has been retroactively adjusted to give effect to the 2-for-1 stock split declared on May 10, 1996. Net loss used in the computation of loss per share has been increased to include the required amount of dividends on the redeemable preferred stock of $161,274, $390,673 and $392,940 for the years ended March 31, 1999, 1998 and 1997, respectively. Loss per share calculations do not include 399,833, 242,000 and 296,800 shares for fiscal years 1999, 1998 and 1997, respectively of common stock options as the effect would be anti-dilutive.

                             - ACCOUNTING ESTIMATES

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

                            - COMPREHENSIVE INCOME

In February 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Currently, the Company does not have any items which would be required to be reported under SFAS No. 130.

                     - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, credit enhancement receivables and notes payable, which due to the nature and duration of these financial instruments, approximates fair value. The fair value is determined by using the percentage of book gain on the Company's portfolios. The following represents the book value and fair value of the net investment of direct financing leases at March 31, 1999 and 1998.


                                         1999           1998
                                         ----           ----
Net Investment in Direct Financing
Leases:
     Book Value                        $102,539      $18,533,096




     Fair Value                        $105,070      $18,782,978


                - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement will be effective for all fiscal quarters of Westar's fiscal years ending March 31, 2002, at the earliest. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. This statement may not be applied retroactively to financial statements of prior periods. Management has not yet determined the effects if any of this accounting pronouncement on the Company's operating results or financial condition.

Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities," effective April 1, 1999, requires costs of start-up activities and organization costs to be expensed as incurred. Upon adoption of the statement any such unamortized costs which had previously been capitalized is to be charged to expense as the cumulative effect of a change in accounting principle. It is not expected that the adoption of this statement will have a material effect on the Company's operating results or financial condition.

                              - RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to current year classifications.

ACCOUNTS AND OTHER RECEIVABLES:

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

At March 31, 1999 and 1998, accounts receivable includes a remaining balance of approximately $155,000, associated with a customer which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee in that case managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the Unsecured Creditors' benefiting from the plan (of which the Company is a participating beneficiary). The Trustee appointed for the reorganizing company is a related party (see note 9). The Company expects full recovery as a result of the plan. The Trust is presently liquidating and preparing to distribute cash assets.

SECURITIZATIONS AND SBAS:

The Company relies upon sales of leases into various forms of traditional securitizations, SBAS and ABCP facilities to generate cash proceeds for repayment of its warehouse credit facility and to create the availability of capital to originate additional leases. Revenues generated by the Company's securitizations are likely to represent a significant portion of the Company's revenues.

During the fiscal year ended March 31, 1999, the Company completed five asset backed securitization transactions which generated approximately $63.6 million of proceeds from private-placement offerings referred to as 1998 PIC-A to 1998 PIC-D and 1999 PIC-A. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold. Such un-remitted portion of proceeds represents servicing income and a credit enhancement to the purchase of trust certificates, as it provides additional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the securitizations, which have a maximum term of 63 months. As part of the securitization transaction, the Company sells the tax benefit to a third party. The Company retains all servicing rights and responsibilities through the life of the portfolio.

The Company's proprietary Carlson Trust Structure is a multi-use, reusable, "titling trust" structure to be used to facilitate auto lease securitizations, as well as a variety of other financing mechanisms such as warehouse financing, pooled SBASs and flow funding facilities. Additionally, the simplified trust structure reduces costs by eliminating the need to establish new trusts for each securitization. The Carlson Trust is a "titling trust" whereby for leases the vehicles are titled once and only once in the name of the trust regardless of how the lease and vehicle will be ultimately financed. Eliminating the need for re-titling dramatically reduces the administration costs for financing leases.

LEASES:

Components of the operating leases held for sale as of March 31, 1999 and 1998 are as follows:


                                              1999         1998
                                              ----         ----
Operating Leases Held For Sale             9,845,103
     Less: accumulated depreciation          142,330
                                           ---------     ---------
Sub-total                                  9,702,773
                                           ---------     ---------




     Allowance for losses                    (62,760)
Net operating leases                       9,640,013
                                           ---------     ---------
                                           ---------     ---------


Components of the net investment in direct financing leases as of March 31, including guaranteed residual values, are as follows:


                                              1999              1998
                                              ----              ----
Total minimum lease payments
receivable                                  $119,418        $22,226,851
      Unearned income                        (15,599)        (3,607,239)
                                            --------        -----------
Sub-total                                    103,819         18,619,612
     Allowance for losses                     (1,280)           (86,516)
                                            --------        -----------
Net investment in direct financing          $102,539        $18,533,096
leases                                      --------        -----------
                                            --------        -----------


The future annual minimum lease payments related to the 1999 lease receivables, including guaranteed residual values, approximated $1.7, $1.8, $2.0, $2.1, $2.1 million for the five years ending 2004. The remaining balance of $2.6 million is to be received thereafter.

The leases have options to purchase the underlying asset at the end of the lease term at the stated residual, which is not less than the book value at termination.

A summary of activity in the Company's allowance for credit losses which relates to operating leases, direct financing leases and other receivables for each of the years in period ended March 31, is as follows:


                                          1999       1998
                                          ----       ----
Beginning balance                      $198,410    $151,894

Provision:
         Operating leases                61,008
         Direct financing leases          1,281      65,000
                                       --------    --------
                                         62,289      65,000
Net charge-offs:
         Operating leases                (6,048)
         Direct financing leases        (79,096)    (18,484)
                                       --------    --------
Balance, end of year                   $175,555    $198,410
                                       --------    --------
                                       --------    --------


NOTES PAYABLE BANKS AND OTHERS

                             - NOTES PAYABLE BANKS

The Company entered into a credit facility agreement "credit facility" with Bank One, Columbus, NA in August 1998 which set the warehouse credit facility of $26 million. The credit facility provides short term borrowing from 95% to 97% of the cost of a lease and is secured only by the pledge of the Asset Specific Trust Instrument ("ASTI") generated upon the origination of the lease. The credit facility calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization or SBAS of the underlying lease contracts. The credit facility calls for interest, payable quarterly, at three percent (3%) above the 30-day LIBOR rate. The credit facility requires the Company to comply with quarterly debt/equity ratios, net worth minimums (as defined) and prohibits the payment of dividends on common stock. The Company is in compliance with these requirements.

At March 31, 1999 and 1998, $9.4 million and $18.3 million was outstanding under the line, respectively. The highest outstanding balance throughout the year was $25.9 million in August of 1998. The weighted average rate of interest paid under the credit facility was 8.43% and 8.79% during the years ended March 31, 1999 and 1998, respectively (calculated using the number of days each rate was outstanding for the fiscal year). The interest rate at March 31, 1999 and 1998 was 7.96% and 8.68%, respectively. Additionally, the credit facility requires payment of a quarterly non-utilization fee of .125% on the unused portion of the line, which at March 31, 1999 was $8.9 million. In July 1998, a new amended and restated agreement, with terms and conditions similar to the original agreement, was reached which set the warehouse line at $15 million. The note is due September 30, 1999.

In August 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan is collateralized by a perfected first security position in the Company's interest in 1996 PIC-A & 1996 PIC-B. The interest rate is three percent (3%) above the 30-day LIBOR rate. The note was due
April 30, 1999 and was extended to September 30, 1999. The balance at March 31, 1999 and 1998 was $500,000 and $750,000, respectively.

The Company paid cash for interest on notes payable to banks of $1,348,684, $698,801 and $400,013 for the years ended March 31, 1999, 1998 and 1997, respectively.

The future annual repayments related to notes payable to banks approximated $9.9 million and is due in fiscal year 2000.

                         - NOTES PAYABLE AFFILIATES

LINE OF CREDIT: In January 1997, the Company entered into a subordinated note agreement to borrow up to $750,000 due to a related party. The note is subordinated to the bank borrowings and is due June 15, 1999. Interest is payable at the rate of 8%. The balance at March 31, 1999 and 1998 was $4,040 and $527,297, respectively.

SUBORDINATED DEBT: At March 31, 1998, the Company had a 120-day 11% subordinated note payable of $100,000 due to a related party. The note was paid in full in May 1998. The balance at March 31, 1999 and 1998 was $0 and $100,000, respectively

SUBORDINATED CONVERTIBLE DEBT: In April 1997, the Company entered into an agreement to borrow $1,500,000 from a related party. The loan is due at the earlier of (i) April 1, 1999 or (ii) receipt by the Company of not less than $5,000,000 in proceeds from one or more closings of its current offerings of Units, consisting of convertible subordinated notes or any other similar financing. The note bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The difference between the fair market value of the then outstanding common stock and the strike price of the warrants was recorded as non-cash interest and amortized over the original term of the note. The note balance at March 31, 1999 and 1998 was $1,500,000.

SUBORDINATED DEBT: In January 1998, the Company entered into an agreement to borrow $500,000 from a related party. The note is due April 1, 1999. The note bears interest at the rate of 9.5%. The borrowings are subordinated to bank borrowings. The balance at March 31, 1999 and 1998 was $250,000 and $500,000, respectively.

SUBORDINATED DEBT: In April 1998, the Company entered into an agreement with a related party to borrow $400,000 subordinated debt. The note was to be repaid no later than June 30, 1998 and bears interest at the rate of 9%. The note was repaid in full in May 1998.

SUBORDINATED CONVERTIBLE DEBT: In May 1998, the Company entered into an agreement with a related party to borrow $4,000,000 subordinated convertible debt. A portion of the proceeds were used to redeem Preferred Stock. The note is convertible into 20% of the Company's common stock. The note is to be repaid no later than May 2003 and bears interest at the rate of 10.5%. The balance at March 31, 1999 was $4,000,000.

NOTE PAYABLE: In May 1998, the Company entered into an agreement with a related party to redeem his Series 3 Preferred Stock with a par value of $500,000 for a note payable in the amount of $500,000. The note bears interest at the rate of 9.25% which is paid quarterly. The note matures April 1, 1999. The note was amended on March 31, 1999 and reflects the maturity date to be one-eighth of the principal balance paid quarterly, beginning fourth quarter of fiscal 1999.

The future annual repayments related to notes payable to affiliates approximated $1.9, $.3, $.1, $0 and $4.0 million for the five years ending 2004.

REPURCHASE CREDIT FACILITY:

In July 1998, the Company entered into an agreement with a related party, to establish a $2 million non-recourse lease repurchase credit facility. In July 1998 the Company sold $1.6 million of leases into the facility at an average interest rate of 9.5% per year. The Company repurchased the $1.6 million of leases in August 1998. The balance on this facility as of March 31, 1999 was $0.

OBLIGATIONS UNDER CAPITAL LEASES:

At March 31, 1999 the Company had several sale/leaseback transactions with T&W Financial Corporation, a related party (see note 9). Payments of principal and interest are due in 36 monthly installments of $12,923. Interest is imputed at the rate of approximately 9.3%. The balance at March 31, 1999 and 1998 was $184,317 and $129,338, respectively.

At March 31, 1999 the future minimum lease payments are as follows:


                  March 31, 2000                      $ 97,919
                  March 31, 2001                        69,982
                  March 31, 2002                        16,416
                                                      --------
                           Total                      $184,317
                                                      --------
                                                      --------


The Company paid cash for interest on notes payable affiliates, repurchase credit facility and obligations under capital leases of $355,626 and $24,402 for the years ended March 31, 1999 and 1998, respectively.

FEDERAL INCOME TAXES:

The provision for income tax expense (benefit) consists of the following for the years ended March 31, 1999, 1998 and 1997:


Deferred Benefit- Federal:                 $63,164   $2,263,073   $(1,168,666)


The components of deferred taxes were as follows for the years ended March 31, 1999, 1998 and 1997:


                                                      1999         1998           1997
                                                      ----         ----           ----
Deferred tax assets:
         NOL carryforward                         $3,340,979    $2,753,523     $2,176,543
         Bad debt allowance                           59,689        67,459         51,644

         Other                                       104,314       146,990         52,314
                                                  ----------    ----------     ----------
         Total gross deferred tax assets           3,504,982     2,967,972      2,280,501
         Less: valuation allowance                 3,482,518     2,936,206
                                                  ----------    ----------     ----------
                                                      22,464        31,766      2,280,501

         Direct financing leases                      (8,160)      (16,399)
         Accelerated depreciation and other          (14,304)      (15,367)       (17,426)
                                                  ----------    ----------     ----------
         Total gross deferred tax liabilities        (22,464)      (31,766)       (17,426)
                                                  ----------    ----------     ----------
Net deferred tax assets                           $        0    $        0     $2,263,075
                                                  ----------    ----------     ----------


The valuation allowance for deferred tax assets as of March 31, 1999, 1998 and 1997 was $3,482,518, $2,936,206, and $0 respectively.

At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9.8 million. These are available to offset future federal taxable income through 2019. The Company recorded a 100% valuation allowance against the deferred tax asset in fiscal 1999 and 1998.

REDEEMABLE PREFERRED STOCK:

The Company's authorized capital stock includes 2,000,000 shares of preferred stock; current designations consist of redeemable preferred stock. The redeemable preferred stock series has a $1,000 per share face value and pays a cumulative quarterly dividend of $23.125 per share.

Originally the shares of Series 1, 2 and 3 Preferred Stock were to be redeemed by December 31, 2000. In May 1998, shareholders accepted the Company's offer to redeem or exchange their shares of Series 1, 2 and 3 Preferred Stock at face value for cash. As part of the redemption, the preferred shareholders exercised their warrants to purchase Westar's common stock.

The following represents the Company's preferred stock activity for the years ended March 31,:


                                     Series
                                     ------
In thousands               1            2             3             4          Total
March 31, 1996         $ 1,500       $   300       $ 1,200       $ 1,250      $ 4,250
Shares redeemed                                         (2)                        (2)
                       -------       -------       -------       -------      -------
March 31, 1997           1,500           300         1,198         1,250        4,248
Shares redeemed           (100)          (69)           (6)                      (175)
                       -------       -------       -------       -------      -------
March 31, 1998           1,400           231         1,191         1,250        4,073
Shares redeemed         (1,125)         (231)       (1,169)                    (2,525)
                       -------       -------       -------       -------      -------
March 31, 1999             275             0            23         1,250        1,548
                       -------       -------       -------       -------      -------
                       -------       -------       -------       -------      -------
Shares authorized        1,500           300         1,200         1,250        4,250
 & issued


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

Holders of Redeemable Preferred Stock are not entitled to vote on matters submitted to the common shareholders unless required by Washington state law, a proposed amendment to the Company's Articles of Incorporation that materially alters the Redeemable Preferred Stock shareholders' rights or authorizes a class of stock senior to the Redeemable Preferred Stock, or any proposed amendment to the Company's By-Laws which materially alters the rights and preferences of the Redeemable Preferred Stock shareholders. As long as 25% of the Series 4 Preferred Stock remains issued and outstanding, the holders of the outstanding Series 4 Preferred Stock, voting as a class, are entitled to elect one member to the Company's Board of Directors.

At the option of the holder, 60 shares of the Series 4 Preferred Stock are convertible into 10% of the outstanding common stock of the Company. The shares are convertible at any time and are automatically convertible at such time that the Company participates in a public offering, as defined.

COMMON STOCK, OPTIONS AND WARRANTS:

                                   - WARRANTS

Warrants for the purchase of 480,000 shares of the Company's common stock were attached to the Series 1, 2 and 3 Preferred Stock offerings. Upon the redemption of the Company's Preferred Stock the Preferred Stockholders exercised their warrants. The warrants carried an exercise price of $.50 per common share. Warrants to purchase 390,000 shares of common stock were exercised in March 1998. The remaining warrants expired at March 31, 1998.

The Company has agreed to issue warrants for the purchase of 71,000 shares @ $.50 per share of the Company's common stock to The Industrial Bank of Japan, Limited.

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

                                - STOCK OPTIONS

In April 1994, the Board of Directors approved the adoption of the 1994 Stock Option Plan (the "Plan") for employees, outside directors and certain independent contractors of the Company. The Plan was amended by the Shareholders in April 1999 to increase the number of shares of the Company's common stock reserved for issuance from 600,000 shares to 1,350,000 shares. For each grant, exercise prices approximated or exceeded fair market value on the date of grant.

The following summarizes the activity related to options and warrants excluding IBJ warrants and the & Capital, Inc. warrants (see Note 5 and Note 9):


                                                          Weighted
                                                           Average
                        Shares      Price Per Share    Exercise Price
March 31, 1996         748,800                              $1.06
     Granted            20,000           $7.25              $7.25
     Exercised         (56,800)     $0.50 to $2.00          $0.52
     Expired           (21,200)          $2.00              $2.00
                      --------

March 31, 1997         690,800      $0.50 to $7.25          $1.25

     Granted            37,000      $5.00 to $11.00         $8.24
     Exercised        (475,000)     $0.50 to $2.00          $0.77
     Expired           (10,800)     $0.50 to $2.00          $1.44
                      --------

March 31, 1998         242,000      $0.50 to $11.00         $3.26

     Granted           237,833        $2.625-$4.00          $3.41
     Exercised
     Expired           (80,000)     $.50 to $7.25           $2.94
                      --------

March 31, 1999         399,833      $2.00 to $11.00         $3.41
                      --------
                      --------


Information relating to stock options at March 31, 1999 summarized by exercise price is as follows:


--------------------------------------------------------------------
           Outstanding                            Exercisable
--------------------------------------------------------------------
                          Weighted Average
--------------------------------------------------------------------
 Exercise                                                Weighted
 Price Per                         Exercise               Average
   Share     Shares  Life (Years)   Price    Shares   Exercise Price
 ---------  -------  ------------  --------  -------  --------------
   $2.00    125,000      0.615      $2.00    125,000      $2.00
   $2.625    84,500     10.00       $2.625
   $2.75     20,000      2.75       $2.75     20,000      $2.75
   $4.00    133,333      9.79       $4.00     33,334      $4.00
   $5.00      7,000      0.375      $5.00      7,000      $5.00
   $7.00     10,000      2.375      $7.00
   $9.00     10,000      3.375      $9.00
  $11.00     10,000      3.375     $11.00




--------------------------------------------------------------------
            399,833      6.02       $3.41    185,334      $2.40
--------------------------------------------------------------------


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Effective for fiscal 1996, the Company adopted the disclosure requirements of SFAS 123 "Accounting for Stock Based Compensation." SFAS 123 requires that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. The fair value of the options granted during fiscal years 1999, 1998 and 1997 is estimated using the Black-Scholes option pricing model. Had compensation cost for stock based compensation been determined based on the fair value at the grant dates beginning in 1996, consistent with the method of SFAS 123, the Company's net loss applicable to common stock and loss per common share for the years ended March 31, 1999, 1998 and 1997, would have been increased to the pro forma amounts presented below:


(in thousands, except per share data):
                                         1999        1998       1997
                                         ----        ----       ----
NET LOSS APPLICABLE TO COMMON
           STOCK
As reported                            $(1,985)    $(5,453)   $(2,291)
Pro Forma                              $(2,032)    $(5,543)   $(2,385)

LOSS PER COMMON SHARE, BASIC
As reported                              $(.91)     $(2.99)    $(1.48)
Pro Forma                                $(.93)     $(3.03)    $(1.54)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997, respectively: expected life of the options 4, 5 and 3 years for 1999, 1998 and 1997, respectively, risk-free interest rate of approximately 5.43%, 6.2% and 6.6%, no dividend yield, and volatility of 2.45%, 136% and 73%. The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 approximated $2.35, $4.05 and $4.72 per option, respectively.

OTHER RELATED PARTY TRANSACTIONS:

The Company leases office space from a limited partnership in which it had a 10% interest. The Company sold the limited partnership interest in July 1998. The lease expires November 30, 2000. Annual rental expense was approximately $64,260, $63,840 and $62,000 in 1999, 1998 and 1997.

The Company entered into certain related party transactions related to debt and other transactions (See Note 5).

The Company entered in certain related party transactions related to debt and debt amendments subsequent to year end (See Note 10).

The Company holds a receivable in the amount of approximately $155,000 as of March 31, 1999 and 1998 from All Season's Resort. An officer/director of the Company is the court appointed trustee of CASR Trust. The trust was established by the bankruptcy court for the benefit of the creditors of All Season's Resort.

SUBSEQUENT EVENTS:

In April 1999, the Shareholders approved an amendment to the Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance from 600,000 shares to 1,350,000 shares.

In April 1999, the Company amended a line of credit agreement with Bank One dated June 25, 1998. The due date has been extended to September 30, 1999.

In April 1999, the Company amended a subordinated debt agreement with a related party dated August 31, 1998. The due date has been extended to December 1, 1999.

In April 1999, the Company amended a convertible-subordinated debt agreement with a related party dated August 31, 1998. The due date has been extended to December 1, 1999. The note shall bear interest at the rate of 9%.

In April 1999, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its eighth securitization of $5.2 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $35,200, which is to be received in 60 monthly payments in the amount of $585.96. The Company continues to service the leases securitized.

In May 1999, the Company entered into a subordinated debt agreement with a related party to borrow $250,000 subordinated debt. The note is to be repaid no later than December 1, 1999. The note shall bear interest at the rate of 9%.

In May 1999, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its ninth securitization of $12.3 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $84,400, which is to be received in 60 monthly payments in the amount of $1406.57. The Company continues to service the leases securitized.

In June 1999, the Company's origination/issuer trust, Westar Lease
Origination Trust, completed its tenth securitization of $6.6 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $45,100, which is to be received in 60 monthly payments in the amount of $751.75. The Company continues to service the leases securitized.

In June 1999, the Company entered into a subordinated debt agreement with a related party to borrow $600,000 subordinated debt. The note is to be repaid no later than December 1, 1999. The note bears a variable rate of interest of prime plus one percent. The rate is currently 8.75%.

In June 1999, the Company signed an agreement with DriveOff.com, a wholly-owned subsidiary of Navidec, Inc to provide financing, administration, lease and loan funding and titling to DriveOff.com's Internet site. In connection with the DriveOff.com agreement, the Company signed a letter of intent with First Union Capital Markets Group ("First Union") to provide loan purchase arrangement whereby loans originated through the DriveOff.com website of up to $1 billion annually.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information called for by Part ll, Item 9, is included in the Company's Proxy Statement relating to the Company's annual meeting of Shareholders to be held on September 27, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Other Matters." Such Proxy Statement will be filed within 120 days of the Company's year end.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committees of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 27, 1999, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 27, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 27, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Notes 5 and 9 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

         14 (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

                  (1) FINANCIAL STATEMENTS (PAGES 10 TO 23)

                      Reports of Independent Certified Public Accountants Consolidated Balance Sheets as of March 31, 1999 and 1998 Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997 Consolidated Statement of Shareholder's Equity (Deficit) for the years ended March 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997 Notes to Consolidated Financial Statements

                  (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

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

                             10.15  The Amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Inc., as the lender dated August
                                    31, 1998 incorporated by reference
                                    incorporated by reference to Form 10-K dated
                                    February 17, 1999.

                             10.16  The Amended agreement between Westar
                                    Financial Services Incorporated and Summit
                                    Capital Resources as the lender dated May 1, 1998 incorporated by reference to Form 10-K dated February 17, 1999.

                             10.17 The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated April 30, 1998 incorporated in reference to Form 10-Q dated March 1, 1999.

                             10.18 The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated May 11, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                             10.19  The Amended agreement between Westar
                                    Financial Services Incorporated and Bank
                                    One, as a lender dated June 25, 1998
                                    incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

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

                             10.22  The amended agreement for the Westar
                                    Financial Services Incorporated 1994 Stock
                                    Option Plan dated April 26, 1999.

                             10.23  The amended agreement between Westar
                                    Financial Services Incorporated and Bank
                                    One, as the lender dated May 1, 1999.

                             10.24  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Inc., as the lender dated April 1, 1999.

                             10.25  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Inc., as the lender dated April 1, 1999.

                             10.26  The amended agreement between Westar
                                    Financial Services Incorporated and a
                                    director, as the lender dated May 24, 1999.

                             10.27 The agreement between Westar Financial Services Incorporated and Puget Sound Investors, as the lender dated June 1, 1999.

                      16.    Letter regarding change in Certifying Accountant

                             16.1 Letter dated May 21, 1998, incorporated by reference to the Exhibit to the Current Report on Form 8-K dated May 18, 1998.

                             16.2 Letter dated May 14, 1999, incorporated by reference to the Exhibit to the Current Report on Form 8-K(A) dated March 11, 1999 and filed May 25, 1999.

                      21.    Subsidiaries of the Registrant

                             21.1 Schedule of Subsidiaries incorporated by reference to the Exhibit for Form 10-K dated June 11, 1996.

         14 (b)   REPORTS ON FORM 8-K

                  Form 8-K(A) with respect to change in and disagreements with predecessor accountants was filed with the Securities and Exchange Commission on May 25, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 25, 1999              WESTAR FINANCIAL SERVICES INCORPORATED
                                  (successor to Republic Leasing Incorporated)


                                  //S// R.W. Christensen, Jr.
                                  --------------------------------------------
                                  By: R.W. Christensen, Jr., President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 25, 1999              //S// R.W. Christensen, Jr.
                                  --------------------------------------------
                                  R.W. Christensen, Jr., Director and
                                  Principal Executive Officer


Dated: June 25, 1999              //S// W. Kornfeld
                                  ----------------------------------------------
                                  Warren Kornfeld, Senior Vice President Finance


Dated: June 25, 1999              //S// Joel I. Davis
                                  ----------------------------------------------
                                  Joel I. Davis, Director and
                                  Assistant Secretary


Dated: June 25, 1999              //S// Robert L. Lovely
                                  ----------------------------------------------
                                  Robert L. Lovely, Director