Form 10-Q
period 1999-06-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 1999-08-16
CIK 761682

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934


For Quarter Ended:  June 30, 1999

Commission File Number:  2-95465-S

                     WESTAR FINANCIAL SERVICES INCORPORATED
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

                       Yes:   X           No:
                            -----             -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             2,222,300
                Class              Number of Shares Issued at June 30, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
as of June 30, 1999 and March 31, 1999


                                                            June 30                 March 31
                                                          (Unaudited)
                                                       -------------------    -------------------
Cash                                                             $788,756               $925,204
Accounts receivable, net of allowance
  for credit losses                                               273,603                253,697
Credit enhancement receivable, net of
  allowance for credit losses                                   1,052,926              1,039,895
Net investment in direct finance leases, net of
  allowance for credit losses                                      26,083                102,539
Operating leases held for sale, net of allowance
  for credit losses                                             8,476,805              9,640,013
Deferred tax asset, net of valuation allowance
  Of $3,803,023 and $3,482,518, respectively
Other assets                                                      725,514                533,937
                                                       -------------------    -------------------
                                                              $11,343,687            $12,495,285
                                                       ===================    ===================

Accounts payable                                               $1,944,288             $1,670,233
Notes payable to bank                                           8,649,810              9,942,938
Notes payable affiliates                                        7,630,413              6,438,359
Other liabilities                                               1,270,702              1,687,211
                                                       -------------------    -------------------
                                                               19,495,213             19,738,741
                                                       -------------------    -------------------

Redeemable preferred stock                                      1,548,000              1,548,000
                                                       -------------------    -------------------

Common stock, no par value                                      3,309,795              3,239,795
Paid in capital - stock warrants                                  371,495                371,495
Accumulated deficit                                           (13,380,816)           (12,402,746)
                                                       --------------------   --------------------
                                                               (9,699,526)            (8,791,456)
                                                       --------------------   --------------------
                                                              $11,343,687            $12,495,285
                                                       ===================    ===================


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 1999 and 1998
(Unaudited)


                                                                  Three Months Ended
                                                               1999                   1998
                                                        -------------------    -------------------
Revenues:
Revenues from sales and securitizations                        $24,121,907               $376,313
Earned income on direct financing leases                               494                435,279
Revenues from operating leases                                     455,195
Administrative fee income                                          451,392                117,423
Service fee income                                                  61,826                 26,246
Other income                                                         3,884                  7,998
                                                        -------------------    -------------------
Gross revenues                                                  25,094,698                963,259

Direct Costs:
Costs related to sales and securitizations                      24,147,384                385,368
Interest                                                           134,688                452,705
Depreciation expense on operating leases                           312,036
Provision for credit losses                                         43,000                 41,900
Other                                                              160,805                 81,860
                                                        -------------------    -------------------

Total direct costs                                              24,797,913                961,833
                                                        -------------------    -------------------
Gross Margin                                                       296,785                  1,426

General and administrative expenses                              1,068,050                632,687
                                                        -------------------    -------------------
Loss before subordinated debt interest                            (771,265)              (631,261)

Subordinated debt interest expense                                 171,397                104,680

Loss before federal income tax benefit                            (942,662)              (735,941)

Income tax benefit
                                                        -------------------    -------------------
Net loss                                                          (942,662)              (735,941)

Dividends on redeemable preferred stock                            (35,408)               (45,119)
                                                        --------------------   --------------------
Net loss applicable to common stock                               (978,070)              (781,060)
                                                        ====================   ====================
Weighted average number of shares                                2,222,300              2,187,300
                                                        ====================   ====================
Net loss per common share                                            (0.44)                 (0.35)
                                                        ====================   ====================


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended June 30, 1999 and 1998
(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents


                                                              1999                   1998
                                                       -------------------    -------------------
Net cash provided by (used in) operating
  activities                                                     $163,068            ($7,832,033)
                                                       -------------------    --------------------
Cash flows used in investing activities:
Other                                                            (268,441)               (39,413)
                                                       --------------------   --------------------

Net cash used in investing activities                            (268,441)               (39,413)
                                                       --------------------   --------------------

Cash flows from financing activities:
Redemption of redeemable
  preferred stock                                                                     (2,025,000)
Proceeds from issuance of common stock                             70,000
Additions to notes payable to banks                            22,103,293              7,848,946
Payments on notes payable to banks                            (23,396,422)            (1,061,297)
Additions to notes payable - subordinated debt                  1,315,771              4,408,886
Payments on notes payable - subordinated debt                    (123,717)              (641,205)
Dividends paid on preferred stock                                                       (115,793)
Origination costs                                                                        (32,831)
                                                       --------------------   -------------------
Net cash (used in) provided by financing
  activities                                                      (31,075)             8,381,706
                                                       --------------------   -------------------
Net (decrease) increase in cash                                  (136,448)               510,260

Cash:
Beginning of period                                               925,204                475,275
                                                       -------------------    -------------------
End of period                                                    $788,756               $985,535
                                                       ===================    ===================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 1999 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the three months ended June 30, 1999 and 1998, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's 1999 Annual Report on Form 10-K.

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

INTEREST PAID

The Company paid cash for interest of $267,555 and $389,648 for the three months ended June 30, 1999 and 1998, respectively. The change is due to decreased warehouse financing costs, which is a result of reduced holding time of assets prior to securitization or sale.

EARNINGS PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months ended June 30, 1999 and 1998, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. The outstanding shares used in the earnings per share calculation have been adjusted for the 2-for-1 stock split paid in June 1996. Earnings per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company recorded a 100% valuation allowance against its deferred tax asset in the fourth quarter of fiscal 1998 and has continued to provide a 100% valuation allowance against increases in the deferred tax asset balance. Recording the initial valuation allowance resulted in (non-cash) net income tax expense in that year as compared to tax benefits recorded in prior years. Subsequent increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax expense for the corresponding period. The deferred tax asset is available for an average of 12 years to offset future reported tax liabilities.

SUBORDINATED DEBT ISSUANCE

In April 1999, the Company extended a line of credit agreement with Bank One dated June 25, 1998. The note is due September 30, 1999.

In April 1999, the Company extended a subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due December 1, 1999 and bears interest at the rate of 9.5%.

In April 1999, the Company extended a convertible-subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due December 1, 1999 and bears interest at the rate of 9%.

In May 1999, the Company entered into an agreement with a director to borrow $250,000 subordinated debt. The note is due December 1, 1999 and bears interest at the rate of 9%.

In June 1999, the Company entered into an agreement with Puget Sound Investors, which is owned by 5 Directors, to borrow $600,000 subordinated debt. The note is due December 1, 1999 and bears a variable rate of interest of prime plus one percent. The rate is currently 8.75%.

SECURITIZATION OR SBAS TRANSACTIONS

The Company completed three Securities Based Asset Sales ("SBASs") in the first quarter of fiscal 2000 in an aggregate amount of $24.1 million. The Company's proceeds from the securitizations were reduced by cash reserves in the amount of $164,700, which is to be received in 60 monthly payments in the amount of $2,745. The Company continues to service the leases securitized. The Company's proprietary origination/issuer/titling securitization structure, Westar Lease Origination Trust, has completed ten securitizations of automobile lease-backed securities in private-placement offerings to date.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

INTERNET EXPANSION

In response to consumer demand for high-quality customer service, low prices and immediate response, the Company is entering the e-commerce market by offering new car financing through the Internet beginning this summer. This 3rd generation Internet automobile acquisition channel is focused on significantly increasing consumer satisfaction with the automobile acquisition process while decreasing prices to the consumer. Its proprietary, industry-leading, risk management techniques, innovative technology and diversified funding strategy allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates. The program is designed to empower consumers, allowing them to negotiate new car purchases and financing completely online. Consumers will be able to select the vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle.

The Company has agreed to a strategic alliance with DriveOff.com and an agreement with First Union Capital Markets Group ("First Union"). Westar was selected to fill the financial and titling administration roles in its new venture. Westar will underwrite, approve, fund and document for a fee all of the financial transactions generated through the DriveOff.com sites. Westar will also originate all delivery documents for the enterprise. The agreement with First Union provides for its support of the venture through a loan purchase arrangement with Westar for up to $1 billion annually of loans originated through DriveOff.com. Westar will retain for its own account the leases originated by the venture.

STOCK OPTION PLAN

In April 1999, the Shareholders approved an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance from 600,000 shares to 1,350,000.

SUBSEQUENT EVENTS

In July 1999, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its eleventh securitization of $8.3 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a reserve in the amount of $57,000, which is to be received in 60 monthly payments in the amount of $950. The Company continues to service the leases securitized.

In July 1999, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its twelfth securitization. The Company directly placed $28.8 million of automobile lease receivables to a group of insurance companies managed by ING Investment Management. The Company also granted ING the rights of first refusal for $100 million in auto lease securities over the next two years. The transaction includes a six-month funding period, allowing the Company to originate new lease contracts over the next six months. The Company funded $6.4 million of leases as of July 31, 1999, which included a $258,000 credit enhancement receivable that the Company expects to receive over the life of the portfolio. The Company continues to service the leases securitized.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Three months ended June 30, 1999 compared to three months ended June 30, 1998

------------------------------------------------------------------------------

Westar Financial Services Incorporated and Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest and Southwest Regions of the United States. While the Company's statement of operations reports a net loss of approximately $943,000 and $736,000 for the three months ended June 30, 1999 and 1998, respectively, it is management's opinion that Dealer Direct Retail Leasing ("DDRL") is one of the most sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources towards its DDRL program.

Volume of lease originations increased for the 7th consecutive quarter, from 286 leases costing $8.0 million in the prior year to 844 leases costing $23.2 million in the current period. The face value of leases serviced increased from $48 million to $118 million. The credit quality of originated leases improved, from average FICO scores of 695 in the prior period to 705 in the current period.

Gross revenues for the quarter increased by approximately $24,131,400, from $963,300 to $25,094,700. The increase in total gross revenue was primarily due to the Company completing three Securities Based Asset Sales ("SBASs") for approximately $23,972,400. The Company did not complete any securitizations or Securities-Based Asset Sales in the prior period. Revenues from operating leases of $455,200 were reported in the first quarter fiscal 2000 as the Company stopped originating finance leases in August 1998. As a result, revenues from direct financing leases decreased $434,800. As a result of the increased volumes of lease originations, administrative fee income increased $334,000 and service fee income increased $35,600.

Direct costs increased by $23,836,100, from $961,800 to $24,797,900 primarily due to the three SBASs completed in the first quarter of fiscal 2000. The increase in direct costs is primarily due to an increase in cost of assets securitized of $23,963,400 resulting from the SBASs completed in the first quarter. Depreciation expense increased $312,000 due to the Company originating operating leases. Interest costs related to warehousing leases decreased $318,000 due to a reduced length of time assets are held prior to securitization.

The net effect of the increased lease origination volumes and the completion of three securitization transactions, as discussed above, resulted in gross margins increasing $295,400, from $1,400 to $296,800 in the first quarter of fiscal 2000.

General and administrative expenses increased by approximately $435,400, from $632,700 to $1,068,100. Salaries and wages increased by $211,300 due to additional personnel, primarily in risk management, MIS, finance and operations in anticipation of greater lease origination volumes, internet expansion and geographic expansion of the Company's operations outside the Northwestern and Southwestern Regions. Depreciation expense for fixed assets increased $49,000 as additional equipment and fixed assets were acquired in anticipation of increased lease origination volumes and geographic expansion. Travel expenses increased $37,300 as a result of an increase in the number of personnel traveling. Telephone expense increased $18,500 and equipment rental increased $16,000 due to preparation of opening additional geographic regions for operations and increased lease origination volumes. These increases are partially offset by a decrease in consulting expenses of $20,700 due to the addition of an internal MIS department.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) satisfy requirements for working capital; (iii) pay operating expenses; (iv) satisfy debt service; (v) pay preferred stock dividends; (vi) implement its geographic expansion; (vii) invest in technology, systems and personnel; and, (viii) pay sales or securitization costs. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period. In a securitization transaction, a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations and SBASs, portfolio sales and sales of equity and debt securities.

To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP") facilities with a number of banks. The diversification of funding strategies will improve long-term business flexibility, strengthen the Company's competitive position and build a sustainable competitive advantage.

Westar was the third Company in the nation to structure a free-standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of June 30, 1999, the Company has completed ten securitizations while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In July 1998, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations. Based on this information, Management re-negotiated the financing facility to $15 million. This revolving credit warehouse facility is to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases and general and administrative expenses. At June 30, 1999 the unused portion of the warehouse line was $6.9 million.

It is the opinion of Management that, as of June 30, 1999, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through private financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholder's was held on April 26, 1999. Robert L. Lovely and Michael A. Price were re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were R.W. Christensen, Jr., David C. Soward, Joel I. Davis and Charles S. Seel. The 1994 Stock Option Plan was amended to increase by 750,000 the number of shares reserved for issuance.

The number of votes cast for, against, withheld or abstained, as applicable, for the Directors voted upon are summarized in the following table:


                                                           For                  Withhold
                                                          -----                 --------
   Proposal #1
   ELECTION OF           Robert L. Lovely               1,433,662                21,850
   DIRECTORS             Michael A. Price               1,434,662                20,850


The number of votes cast for, withheld and not voted, as applicable for the amendment to the 1994 Stock Option Plan are summarized in the following table:


                                                        For                  Withhold            Not Voted
                                                       -----                 ---------           ---------
   Proposal #2
   AMENDMENT OF 1994 STOCK OPTION PLAN                958,903                 185,080             311,529



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

                  10.12 The Amended agreement between Westar Financial Services
                        Incorporated and Mud Bay, as the lender dated March
                        31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.13 The Amended agreement between Westar Financial Services
                        Incorporated and Cathy Carlson, as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.14 The Amended agreement between Westar Financial Services
                        Incorporated and & Capital, Inc., as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.15 The Amended agreement between Westar Financial Services
                        Incorporated and & Capital, Inc., as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.16 The promissory note between Westar Financial Services
                        Incorporated and Summit Capital as the lender dated May 1, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

                  10.17 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC, as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 31, 1999.

                  10.18 The promissory note between Westar Financial Services
                        Incorporated and PLMC, LLC as the lender dated May 11, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 31, 1999.

                  10.19 The Amended agreement between Westar Financial Services
                        Incorporated and Bank One, as the lender dated June 25, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 31, 1999.

                  10.20 The Second Amended agreement between Westar Financial
                        Services Incorporated and Bank One, as the lender dated July 22, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                  10.21 The purchase/repurchase agreement between Westar
                        Financial Services Incorporated and T&W Financial Services, as the lender dated July 23, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

                  10.22 The amended agreement for the Westar Financial Services
                        Incorporated 1994 Stock Option Plan dated April 26, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                  10.23 The amended agreement between Westar Financial Services
                        Incorporated and Bank One, as the lender dated May 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                  10.24 The amended agreement between Westar Financial Services
                        Incorporated and & Capital, Partners, L.P., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                  10.25 The amended agreement between Westar Financial Services
                        Incorporated and & Capital, Partners, L.P., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                  10.26 The amended agreement between Westar Financial Services
                        Incorporated and a director, as the lender dated May 24, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                  10.27 The agreement between Westar Financial Services
                        Incorporated and Puget Sound Investors, as the lender dated June 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.


             27.  Financial Data Schedule

        14 (b) Reports ON FORM 8-K

                        Form 8-K(A) with respect to change in and disagreements with predecessor accountants was filed with the Securities and Exchange Commission on May 25, 1999

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTAR FINANCIAL SERVICES INCORPORATED




August 16, 1999                 R. W. Christensen, Jr., President
(Date)                              (Signature)


August 16, 1999                 Cindy A. Kay, Controller
(Date)                              (Signature)