Form 10-Q
period 1999-09-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 1999-11-12
CIK 761682

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  September 30, 1999

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

                       Yes:   X           No:
                           -----            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             2,294,980
                Class              Number of Shares Issued at September 30, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
as of September 30, 1999 and March 31, 1999


                                                     September 30            March 31
                                                     (Unaudited)
                                                 -------------------    -------------------



Cash                                                 $    547,149      $    925,204
Accounts receivable, net of allowance
  for credit losses                                       380,556           253,697
Credit enhancement receivable, net of
  allowance for credit losses                           2,068,212         1,039,895
Net investment in direct finance leases, net of
  allowance for credit losses                                               102,539
Operating leases held for sale, net of allowance
  for credit losses                                     1,581,383         9,640,013
Deferred tax asset, net of valuation allowance
  Of $4,016,584 and $3,482,518, respectively
Other assets                                              895,290           533,937
                                                     ------------      ------------

                                                     $  5,472,590      $ 12,495,285
                                                     ============      ============



Accounts payable                                     $  2,022,232      $  1,670,233
Notes payable to bank                                   2,173,258         9,942,938
Notes payable affiliates                                7,558,305         6,438,359
Other liabilities                                       2,442,589         1,687,211
                                                     ------------      ------------

                                                       14,196,384        19,738,741
                                                     ------------      ------------


Redeemable preferred stock                              1,273,000         1,548,000
                                                     ------------      ------------


Common stock, no par value                              3,673,195         3,239,795
Paid in capital - stock warrants                          371,495           371,495
Accumulated deficit                                   (14,041,484)      (12,402,746)
                                                     ------------      ------------

                                                       (9,996,794)       (8,791,456)
                                                     ------------      ------------

                                                     $  5,472,590      $ 12,495,285
                                                     ============      ============

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries Consolidated Statements of Operations For the three months and six months ended September 30, 1999 and 1998


(Unaudited)                                           Three Months Ended                  Six Months Ended
                                                    1999              1998               1999              1998
                                                 -----------      -------------      ------------      -----------

Revenues:
Revenues from sales and securitizations        $ 32,017,519      $ 27,879,302      $ 56,139,426      $ 28,255,615
Earned income on direct financing leases                              187,756               494           623,035
Revenues from operating leases                      368,839           197,361           824,034           197,361
Administrative fee income                           485,872           178,589           937,264           296,012
Service fee income                                   81,965            24,567           143,791            50,813
Other income                                        129,341            48,051           133,225            56,049
                                               ------------      ------------      ------------      ------------

Gross revenues                                   33,083,536        28,515,626        58,178,234        29,478,885

Direct Costs:
Costs related to sales and securitizations       31,812,274        27,561,448        55,959,658        27,946,816
Interest                                             70,132           350,135           204,820           802,840
Depreciation expense on operating leases            276,022           125,645           588,058           125,645
Provision for credit losses                           7,500            14,400            50,500            56,300
Other                                               169,200            96,575           330,005           178,435
                                               ------------      ------------      ------------      ------------

Total direct costs                               32,335,128        28,148,203        57,133,041        29,110,036
                                               ------------      ------------      ------------      ------------

Gross Margin                                        748,408           367,423         1,045,193           368,849

General and administrative expenses               1,185,090           696,201         2,253,139         1,328,888
                                               ------------      ------------      ------------      ------------

Loss before subordinated debt interest             (436,682)         (328,778)       (1,207,946)         (960,039)

Subordinated debt interest expense                 (191,438)         (167,398)         (362,836)         (272,078)
                                               ------------      ------------      ------------      ------------

Loss before federal income tax                     (628,120)         (496,176)       (1,570,782)       (1,232,117)
benefit

Income tax benefit
                                               ------------      ------------      ------------      ------------

Net loss                                           (628,120)         (496,176)       (1,570,782)       (1,232,117)

Dividends on redeemable preferred stock             (32,548)          (35,797)          (67,956)          (80,916)
                                               ------------      ------------      ------------      ------------

Net loss applicable to common stock                (660,668)         (531,973)       (1,638,738)       (1,313,033)
                                               ============      ============      ============      ============

Weighted average number of shares                 2,277,889         2,187,300         2,277,889         2,187,300
                                               ============      ============      ============      ============

Net loss per common share                      $       (.29)     $       (.24)     $       (.73)     $       (.59)
                                               ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended September 30, 1999 and 1998


(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents
                                                                  1999                   1998
                                                              ------------           ------------
Net cash provided by operating
  activities                                                  $  6,717,188           $  8,522,586
                                                              ------------           ------------

Cash flows used in investing activities:
Other                                                             (476,776)              (122,149)
                                                              ------------           ------------

Net cash used in investing activities                             (476,776)              (122,149)
                                                              ------------           ------------

Cash flows from financing activities:
Redemption of redeemable preferred stock                                               (2,525,000)
Proceeds from issuance of common stock                              70,000
Additions to notes payable to banks                             45,700,660             16,856,742
Payments on notes payable to banks                             (53,470,341)           (26,814,794)
Additions to notes payable - subordinated debt                   1,315,771              6,742,645
Payments on notes payable - subordinated debt                     (234,557)            (2,336,393)
Dividends paid on preferred stock                                                        (115,793)
Origination costs                                                                         (82,831)
                                                              ------------           ------------

Net cash (used in) provided by financing
  activities                                                    (6,618,467)            (8,275,424)
                                                              ------------           ------------

Net (decrease) increase in cash                                   (378,055)               125,013

Cash:
Beginning of period                                                925,204                475,275
                                                              ------------           ------------

End of period                                                 $    547,149           $    600,288
                                                              ============           ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 1999 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and notes which should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the three months and six months ended September 30, 1999 and 1998, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's ("WEST") 1999 Annual Report on Form 10-K.

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

INTEREST PAID

The Company paid cash for interest of $278,688 and $837,229 for the three months and $546,243 and $1,226,877 for the six months ended September 30, 1999 and 1998, respectively. The change is due to decreased warehouse financing costs, which is a result of reduced holding time of assets prior to securitization or sale, a benefit of the Company's proprietary, multi-use Carlson Trust structure.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months and six months ended September 30, 1999 and 1998, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. Earnings (loss) per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company recorded a 100% valuation allowance against its deferred tax asset in the fourth quarter of fiscal 1998 and has continued to provide a 100% valuation allowance against increases in the deferred tax asset balance. Recording the initial valuation allowance resulted in (non-cash) net income tax expense in that year as compared to tax benefits recorded in prior years. Subsequent increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax expense for the corresponding period. The deferred tax asset is available for an average of 13 years to offset future reported tax liabilities.

SUBORDINATED DEBT ISSUANCE

In April 1999, the Company extended a subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due December 1, 1999 and bears interest at the rate of 9.5%. The note has a balance of $500,000 as of September 30, 1999.

In April 1999, the Company extended a convertible-subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due December 1, 1999 and bears interest at the rate of 9%. The note has a balance of $1,500,000 as of September 30, 1999.

In May 1999, the Company entered into an agreement with a director to borrow $250,000 subordinated debt. The note is due December 1, 1999 and bears interest at the rate of 9%. The note has a balance of $250,000 as of September 30, 1999.

In June 1999, the Company entered into an agreement with Puget Sound Investors, which is owned by 5 Directors, to borrow $600,000 subordinated debt. The note is due December 1, 1999 and bears a variable rate of interest of prime plus one percent. The rate is currently 8.75%. The note has a balance of $600,000 as of September 30, 1999.

In September 1999, the Company extended a line of credit agreement with Bank One dated June 25, 1998. The note is due December 1, 1999. The note has a balance of $500,000 as of September 30, 1999.

SECURITIZATION OR SBAS TRANSACTIONS

The Company completed two Securities Based Asset Sales ("SBASs") in the second quarter of fiscal 2000 in an aggregate amount of $32 million. The Company's proceeds from the securitizations were reduced by a credit enhancement of $951,700 and cash reserves in the amount of $57,000, which is to be received over the life of the portfolio. The Company continues to service the leases securitized.

The Company completed five SBASs in the six months ended September 30, 1999 in an aggregate amount of $56 million. The Company's proceeds from the securitizations were reduced by a credit enhancement in the amount of $951,700 and cash reserves in the amount of $221,700, which is to be received over the life of the portfolio. The Company continues to service the leases securitized. The Company's proprietary origination/issuer/titling securitization structure, Westar Lease Origination Trust, has completed twelve sales of automobile lease-backed securities in private-placement offerings to date.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

INTERNET EXPANSION

The Company has formed a strategic alliance with DriveOff.com, a subsidiary of Navidec, Inc. and Wells Fargo Bank, in which WEST is the exclusive financial administrator for all of the financial transactions generated through the Driveoff.com site. The Company began financing prime credit lease and loan originations through Driveoff.com on September 28, 1999. Driveoff.com began its service in the Rocky Mountain Region and plans to operate nationwide in the first quarter of calendar 2000.

This 3rd generation Internet automobile acquisition channel is focused on significantly increasing consumer satisfaction with the process while decreasing prices to the consumer. The program empowers consumers, allowing them to negotiate new car purchases and financing 100% online. Consumers are able to select the vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle entirely online.

WEST has an agreement with First Union Capital Markets Group ("First Union"), which provides for its support of the venture through a loan purchase arrangement with WEST for up to $1 billion annually of loans originated through DriveOff.com. WEST will retain for its own account the leases originated by the venture.

WEST's proprietary, industry-leading LASIR, risk management techniques, innovative technology and diversified funding strategy is designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

COMMON STOCK

In August 1999, the Company converted 275 shares of preferred stock into $275,000 of common stock.

In September 1999, the Board of Directors elected to receive common stock in lieu of cash compensation for directors fees. Common stock was issued to the directors in the amount of $88,400.

SUBSEQUENT EVENTS

In October 1999, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed the funding of $29 million of directly placed automobile lease receivables to a group of insurance companies managed by ING Investment Management. The Company funded $7.3 million of leases during the third quarter of fiscal 2000, which included a $222,600 credit enhancement receivable that the Company expects to receive over the life of the portfolio. The Company also granted ING the rights of first refusal for $100 million in auto lease securities over the next two years. The Company continues to service the leases securitized.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Six months ended September 30, 1999 compared to six months ended
    September 30, 1998

--------------------------------------------------------------------------------

Westar Financial Services Incorporated ("WEST") and Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest, Southwest, and Northcentral Regions of the United States as well as through Driveoff.com. While the Company's statement of operations reports a net loss of approximately $628,000 and $496,000 for the three months and a net loss of $1,571,000 and $1,232,000 for the six months ended September 30, 1999 and 1998, respectively, it is management's opinion that Dealer Direct Retail Leasing ("DDRL") is one of the most scalable, sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future. WEST has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources towards its DDRL and new e-finance programs.

Lease origination volumes increased for the 7th consecutive quarter, from 406 automobile leases costing $11 million in the prior year to 884 automobile leases costing $25 million in the current period. The credit quality of originated leases improved, from average FICO scores of 695 in the prior period to 710 in the current period. Lease originations for the six months increased from 692 leases costing $19 million in the prior year to 1728 leases costing $48 million in the current period. The face value of leases serviced increased 167% from $59 million in the prior year to $156 million for the second quarter of fiscal 2000.

The Company recorded a 33% increase in revenues from sales and securitizations over the prior quarter of fiscal 2000. The significant increase in volumes enabled WEST to complete $24 million and $32 million in Securities Based Asset Sales ("SBASs") in the first two quarters of fiscal 2000, respectively. Contribution to revenue is expected in the following quarter from Driveoff.com, as it opened September 28, 1999, and the geographic expansion into the California market, as it opened October 1999. Gross margins in the second quarter improved 152% over the prior quarter in fiscal 2000. The Company invested $300,000 in non-recurring expenses in preparation for the volumes it anticipates from Driveoff.com. Without these non-recurring expenses and the additional general and administrative expenses for expected growth, the second quarter of fiscal 2000 would have recorded an operating profit of six figures.

Revenues for the quarter increased by approximately $4.6 million from $29 million the comparable period of the prior year to $33 million. On a year to date basis, revenues increased $29 million, from $29 million to $58 million.

The 16% increase in revenues from the prior year was due to the increased lease origination volumes and subsequent completion of two SBASs for approximately $32 million. Revenues from operating leases increased $171,500 in the second quarter as the Company began originating operating leases in August 1998. Because the Company stopped originating direct financing leases, revenues from direct financing leases decreased $187,800. Increased volumes of lease originations resulted in a $307,300 increase in administrative fee income and a $57,400 increase in service fee income.

The 97% year-to-date increase in revenues is primarily due to the increased volumes of lease originations which enabled the completion of SBASs for approximately $56 million. In the prior period, the Company completed one securitization for approximately $28 million, which encompassed 18 months of lease originations. The Company produced record lease originations for seven consecutive quarters and the increased volume is reflected in the $641,300 increase in administrative income. The change in asset originations to operating from direct financing leases resulted in an increase of operating lease income of $626,700 and a decrease of direct financing lease income of $622,600. The record lease origination volumes caused servicing fee income to increase $93,000 and other income also increased $77,200.

Direct costs increased by $4 million in the second quarter, from $28 million the comparable quarter of fiscal 1999 to $32 million. On a year-to-date basis, direct costs increased $28 million, from $29 million the prior fiscal year to $57 million.

The increase in direct costs during the second quarter is due to an increase in cost of assets securitized of $4 million resulting from the greater volumes of asset originations and resulting SBASs. The SBASs and expansion plan resulted in an $310,600 increase of securitization fees. Depreciation expense increased $150,400 due to the Company originating operating leases and the increased volumes. These increases are partially offset by a $280,000 decrease in interest costs due to a reduced length of time warehoused assets are held prior to sale or securitization, a benefit of the Company's proprietary, multi-use Carlson Trust structure. The increase in direct costs year-to-date is due to the record volumes of lease originations with a cost of $55 million compared to $27 million in the comparable quarter in the prior year. Depreciation expense increased $462,400 due to the Company originating operating leases and the increased volumes. These increases are partially offset by a $598,000 decrease in interest costs.

Gross margins increased $381,000 (104%) the second quarter of fiscal 2000, from $367,400 to $748,400 as a result of the increased lease origination volumes and SBASs. Year-to-date, record lease origination volumes and the five SBASs contributed to gross margins increasing $676,400 (183%), from $368,800 to $1,045,200 in fiscal 2000. Each of WEST's sales and securitizations in fiscal 2000 produced positive cash flow.

General and administrative expense increased by approximately $488,900 in the second quarter, from $696,200 the comparable quarter of fiscal 1999 to $1,185,100. For the quarter, the increase in general and administrative expense is a result of increases in: salaries and wages of $211,000, dealer marketing expense of $39,500, depreciation expense of $39,200, legal expense of $29,800, and office equipment rental expense of $24,700. On a year-to-date basis, general and administrative expense increased $924,200, from $1,328,900 the prior fiscal year to $2,253,100. For the six months, the increase in general and administrative expense is a result of increases in salaries and wages of $422,300, depreciation expense of $88,200, dealer marketing expense of $49,500, legal expense of $42,800 and office equipment rental expense of $40,700.

The increase in salaries and wages expense are the result of increased personnel in Finance, Operations, Risk Management and Human Resources recruited in anticipation of greater lease origination volumes due to Internet expansion and geographic expansion of the Company's operations away from the Northwest Region ("NWR"). The increase in dealer marketing expense reflects a promotional plan based on the increased volumes. In preparation of geographic and Internet expansion, the Company purchased and leased additional fixed assets which resulted in increased depreciation expense and office equipment rental expense. The increase in legal expenses is in preparation for the Driveoff.com expansion.

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

To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP"), SBASs and term securitization facilities with several banks. The diversification of funding strategies is intended to improve long-term business flexibility, strengthen the Company's competitive position and build a sustainable competitive advantage.

WEST was the third Company in the nation to structure a free-standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of September 30, 1999, the Company has completed twelve SBASs or securitizations while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which initially created a warehouse facility with a $12 million limit. The facility has been re-negotiated annually to meet the Company's interim financing needs. This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases and general and administrative expenses. The warehouse facility is currently set at $15 million. Management is in the process of expanding this facility. At September 30, 1999 the unused portion of the warehouse line was $13.3 million.

It is the opinion of Management that, as of September 30, 1999, the liquidity sources discussed above in conjunction with subsequent events noted above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through private financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholder's was held on September 27, 1999. Joel I. Davis and Charles S. Seel were re-elected to the Board of Directors for a three-year term. Directors, whose terms of office continued subsequent to the meeting were R.W. Christensen, Jr., David C. Soward, Robert L. Lovely and Michael A. Price.

The number of votes cast for, against, withheld or abstained, as applicable, for the Directors voted upon are summarized in the following table:

                                                                     FOR                  WITHHOLD
   Proposal #1
   ELECTION OF                Joel I. Davis                        366,623                  2,350
   DIRECTORS                  Charles S. Seel                      366,623                  2,350


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

                                  WESTAR FINANCIAL SERVICES INCORPORATED




November 12, 1999                 /s/ R. W. Christensen, Jr., President
(Date)                                (Signature)


November 12, 1999                 /s/ Cindy A. Kay, Vice President & Controller
(Date)                                (Signature)