Form 10-Q
period 1999-12-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 2000-02-04
CIK 761682

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934



For Quarter Ended:  December 31, 1999

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

                       Yes:   X           No: ___
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             2,293,720
                Class              Number of Shares Issued at December 31, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
as of December 31, 1999 and March 31, 1999

                                                                           December 31                 March 31
                                                                              (Unaudited)
                                                                           -------------------    -------------------

Cash                                                                                 $800,596               $925,204
Accounts receivable, net of allowance
  for credit losses                                                                   375,350                253,697
Credit enhancement receivable, net of
  allowance for credit losses                                                       2,237,656              1,039,895
Net investment in direct finance leases, net of
  allowance for credit losses                                                                                102,539
Operating leases held for sale, net of allowance
  for credit losses                                                                   685,852              9,640,013
Deferred tax asset, net of valuation allowance
  Of $4,202,242 and $3,482,518, respectively
Other assets                                                                        1,128,948                533,937
                                                                           -------------------    -------------------

                                                                                   $5,228,402            $12,495,285
                                                                           ===================    ===================


Accounts payable                                                                   $1,980,875             $1,670,233
Notes payable to bank                                                               1,704,797              9,942,938
Notes payable affiliates                                                            7,584,130              6,438,359
Other liabilities                                                                   3,264,185              1,687,211
                                                                           -------------------    -------------------

                                                                                   14,533,987             19,738,741
                                                                           -------------------    -------------------


Redeemable preferred stock                                                          1,273,000              1,548,000
                                                                           -------------------    -------------------


Common stock, no par value                                                          3,666,895              3,239,795
Paid in capital - stock warrants                                                      371,495                371,495
Accumulated deficit                                                               (14,616,975)           (12,402,746)
                                                                           --------------------   --------------------

                                                                                  (10,578,585)            (8,791,456)
                                                                           --------------------   --------------------

                                                                                   $5,228,402            $12,495,285
                                                                           ===================    ===================

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months and nine months ended December 31, 1999 and 1998


(Unaudited)                                                   Three Months Ended                       Nine Months Ended

                                                          1999                 1998                 1999               1998
                                                    -------------------  ------------------   -----------------  -----------------
Revenues:
Revenues from sales and securitizations                   $24,824,495          $25,464,480          $80,963,921        $53,720,095
Earned income on direct financing leases                                             6,474                  494            629,509
Revenues from operating leases                                423,284              436,590            1,247,318            633,951
Administrative fee income                                     460,110              258,624            1,397,374            554,636
Service fee income                                             98,463               39,510              242,254             90,323
Other income                                                   11,430               10,559              144,655             66,608
                                                    -------------------  ------------------   ------------------  -----------------

Gross revenues                                             25,817,782           26,216,237           83,996,016         55,695,122


Direct Costs:
Costs related to sales and securitizations                 24,507,661           24,484,960           80,467,319         52,431,776
Interest                                                       82,910              144,782              287,730            947,622
Depreciation expense on operating leases                      277,897              290,571              865,955            416,216
Provision for credit losses                                     7,500                                    58,000             56,300
Other                                                         133,966              125,704              463,971            304,139
                                                    -------------------  ------------------   ------------------  -----------------

Total direct costs                                         25,009,934           25,046,017           82,142,975         54,156,053
                                                    -------------------  ------------------   ------------------  -----------------

Gross Margin                                                  807,848            1,170,220            1,853,041          1,539,069

General and administrative expenses                         1,163,327              768,141            3,416,466          2,097,029
                                                    -------------------  ------------------   ------------------  -----------------

Income (loss) before subordinated debt interest              (355,479)             402,079           (1,563,425)          (557,960)

Subordinated debt interest expense                           (190,575)            (155,870)            (553,411)          (427,948)
                                                    -------------------  -------------------  ------------------- ------------------

Income (loss) before federal income tax                      (546,054)             246,209           (2,116,836)          (985,908)
benefit

Income tax benefit                                  -------------------  ------------------   ------------------  -----------------
Net income (loss)                                            (546,054)             246,209           (2,116,836)          (985,908)


Dividends on redeemable preferred stock                       (29,437)             (35,797)             (97,393)          (116,713)
                                                    -------------------  -------------------  ------------------- ------------------

Net income (loss) applicable to common stock                 (575,491)             210,412           (2,214,229)        (1,102,621)
                                                    ===================  ==================   =================== ==================

Weighted average number of shares                           2,252,961            2,187,300            2,252,961          2,187,300
                                                    ===================  ==================   ==================  =================

Net income (loss) per common share                              $(.26)                $.09                $(.98)             $(.50)

                                                    ===================  ==================   =================== ==================

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended December 31, 1999 and 1998
(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

                                                                                          1999                   1998
                                                                                   -------------------    -------------------

Net cash provided by  operating activities                                                 $7,582,803            $18,463,220
                                                                                   -------------------    -------------------


Cash flows used in investing activities:
Other                                                                                        (643,308)              (144,518)
                                                                                   --------------------   --------------------

Net cash used in investing activities                                                        (643,308)              (144,518)
                                                                                   --------------------   --------------------


Cash flows from financing activities:
Proceeds from(redemption of) redeemable preferred stock                                        70,000             (2,525,000)
Proceeds from issuance of common stock
Additions to notes payable to banks                                                        68,614,535             32,194,313
Payments on notes payable to banks                                                        (76,852,677)           (50,448,073)
Additions to notes payable - subordinated debt                                              1,395,771              6,749,494
Payments on notes payable - subordinated debt                                                (291,732)            (3,159,473)
Dividends paid on preferred stock                                                                                   (115,793)
Origination costs                                                                                                    (97,831)
                                                                                   -------------------    --------------------

Net cash (used in) provided by financing
  activities                                                                               (7,064,103)           (17,402,363)
                                                                                   --------------------   --------------------

Net (decrease) increase in cash                                                              (124,608)               916,339

Cash:
Beginning of period                                                                           925,204                475,275
                                                                                   -------------------    -------------------

End of period                                                                                $800,596             $1,391,614
                                                                                   ===================    ===================






See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 1999 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and notes which should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the three months and nine months ended December 31, 1999 and 1998, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three months and nine months ended December 31, 1999, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's ("WEST") 1999 Annual Report on Form 10-K.

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

INTEREST PAID

The Company paid cash for interest of $221,609 and $226,269 for the three months and $768,068 and $1,453,146 for the nine months ended December 31, 1999 and 1998, respectively. The change is due to decreased warehouse financing costs, which is a result of reduced holding time of assets prior to securitization or sale, a direct benefit of the Company's proprietary, multi-use Carlson Trust structure.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months and nine months ended December 31, 1999 and 1998, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. Earnings (loss) per share does not include common stock warrants or common stock options as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company provides a 100% valuation allowance against increases in the deferred tax asset balance. Recording the initial valuation allowance resulted in (non-cash) net income tax expense in that year as compared to tax benefits recorded in prior years. Subsequent increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax expense for the corresponding period. The deferred tax asset is available for an average of 13 years to offset future reported tax liabilities.

SUBORDINATED DEBT ISSUANCE

In December 1999, the Company extended a subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due March 10, 2000 and bears interest at the rate of 9.5%. The note has a balance of $500,000 as of December 31, 1999.

In December 1999, the Company extended a convertible-subordinated debt agreement with & Capital, Partners, L.P., which is owned by one director and other unrelated parties, dated August 31, 1998. The note is due March 10, 2000 and bears interest at the rate of 9%. The note has a balance of $1,500,000 as of December 31, 1999.

In December 1999, the Company extended a subordinated debt agreement with a director dated May 24, 1999. The note is due March 10, 2000 and bears interest at the rate of 9%. The note has a balance of $250,000 as of December 31, 1999.

In December 1999, the Company extended a subordinated debt agreement with Puget Sound Investors, which is owned by 5 Directors, dated June 1, 1999. The note is due March 10, 2000 and bears a variable rate of interest of prime plus one percent. The rate is currently 9.5%. The note has a balance of $600,000 as of December 31, 1999.

In December 1999, the Company extended a line of credit agreement with Bank One dated June 25, 1998. The note is due March 10, 2000. The note has a balance of $500,000 as of December 31, 1999.

SECURITIZATION OR SBAS TRANSACTIONS

The Company completed three Securities Based Asset Sales ("SBASs") in the third quarter of fiscal 2000 in an aggregate amount of $25 million. The Company's proceeds were reduced by a credit enhancement of $309,400 and cash reserves in the amount of $119,700, which is to be received over the life of the portfolio. The Company continues to service the leases securitized.

The Company completed eight SBASs or Asset-Backed Securitizations ("ABSs") in the nine months ended December 31, 1999 in an aggregate amount of $81 million. The Company's proceeds from the securitizations were reduced by a credit enhancement in the amount of $877,000 and cash reserves in the amount of $341,400, which is to be received over the life of the portfolio. The Company continues to service the leases. The Company's proprietary origination/issuer/titling securitization structure, Westar Lease Origination Trust, has completed fifteen sales of automobile lease-backed securities in private-placement offerings to date.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

ORIGINATION CHANNEL EXPANSION

INTERNET

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

INTRANET

The newly announced Intranet origination channel enables WEST in conjunction with Driveoff.com to offer a bundled vehicle acquisition and financing solution on a complete turnkey basis to unrelated affinity organizations. The Intranet program allows each organization to customize its automotive Intranet site to reflect proprietary or exclusive options. This service is expected to generate both fee income and lease originations for WEST.

PRIVATE LABEL

The newly announced Private Label origination channel allows financial institutions to offer competitive pricing and high quality service for auto leases or loans through outsourcing. The Company's technologies are integrated into a bank's origination process, which enables the financial institution to give instant approvals, real time reviews and immediate access to the Company's auto finance specialists. This service is expected to generate both fee income and lease originations for WEST.

The diversification provided by four origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

WEST's proprietary, LASIR system, risk management techniques, innovative technology and diversified funding strategy are designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

COMMON STOCK

In August 1999, the Company converted 275 shares of preferred stock into $275,000 of common stock.

In September 1999, the Board of Directors elected to receive common stock in lieu of cash compensation for director's fees. Common stock was issued to the directors in the amount of $82,100.

SUBSEQUENT EVENTS

In January 2000, the Company entered into a debt agreement with Navidec Inc. to borrow $1,200,000. The note is to be repaid no later than March 31, 2000. The note bears interest at the rate of 6%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Nine months ended December 31, 1999 compared to nine months ended
   December 31, 1998

--------------------------------------------------------------------------------

Westar Financial Services Incorporated ("WEST") and Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western United States as well as through its Internet, Intranet and Private Label origination channels. While the Company's statement of operations reports net income (loss) of approximately $(546,000) and $246,000 for the three months and a net loss of $(2,117,000) and $(986,000) for the nine months ended December 31, 1999 and 1998, respectively, it is management's opinion that Dealer Direct Retail Leasing ("DDRL") and internet origination channels are one of the most scalable, sophisticated and marketable retail leasing programs currently available and a valuable investment in the Company's future. WEST has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources towards its DDRL and new e-finance programs.

Lease origination volumes increased from 568 automobile leases costing $16 million in the prior year to 817 automobile leases costing $24 million in the current period. The credit quality of originated leases improved from average FICO scores of 697 in the prior period to 709 in the current period. Lease originations for the nine months increased from 1,260 leases costing $35 million in the prior year to 2,545 leases costing $72 million in the current period. The face value of leases serviced increased 123% from $74 million in the prior year to $166 million for the third quarter of fiscal 2000.

Revenues for the quarter decreased by approximately $398,500 from $26.2 million the comparable period of the prior year to $25.8 million. On a year to date basis, revenues increased $28.3 million, from $55.7 million to $84.0 million.

The decrease in revenues from the prior year was due to assets securitized in the third quarter fiscal 1999 which were originated in the prior quarter. This resulted in a $640,000 decrease in proceeds from sales and securitizations. Revenues from operating leases decreased $13,300 in the third quarter due to the assets being held a reduced length of time prior to sale or securitization. Increased volumes of lease originations resulted in a $201,500 increase in administrative fee income and a $59,000 increase in service fee income.

The 51% year-to-date increase in revenues is primarily due to increased volumes of lease originations, which lead to the completion of SBASs and ABSs for approximately $81 million. The Company produced record lease originations, an increase of 102% from the prior comparable period, and the increase is reflected in the $842,700 increase in administrative income. The change in asset classification to operating leases from direct financing leases resulted in an increase of operating lease income of $613,400 and a decrease of direct financing lease income of $629,000. The record lease origination volumes caused servicing fee income to increase $151,900 and other income to increase $78,000.

Direct costs decreased by $36,100 in the third quarter, from $25.05 million the comparable quarter of fiscal 1999 to $25.01 million. On a year-to-date basis, direct costs increased $28 million, from $54 million the prior fiscal year to $82 million.

The decrease in direct costs during the third quarter is due to a $61,900 decrease in interest costs due to a reduced length of time warehoused assets were held prior to sale or securitization, a direct benefit of the Company's proprietary, multi-use Carlson Trust structure. The reduced warehousing of assets also contributed to a $75,200 increase in cost of securitizations which is partially offset by a $41,000 decrease in securitization fees and a $12,700 decrease in depreciation expense. The increase in direct costs year-to-date is due to the record volumes of lease originations with a cost of $72 million compared to $35 million in the comparable quarter in the prior year. Depreciation expense increased $449,700 due to the Company originating operating leases and the increased volumes. These increases are partially offset by a $659,900 decrease in direct interest costs.

Gross margins decreased $362,400 the third quarter of fiscal 2000, from $1,170,200 to $807,800 as a result of the SBASs completed in the third quarter of fiscal 1999 which included originations from the prior quarter.
Year-to-date, record lease origination volumes and the eight SBASs and ABSs contributed to gross margins increasing $314,000, from $1,539,100 to $1,853,100 in fiscal 2000. Each of WEST's sales and securitizations in fiscal 2000 produced positive cash flow.

General and administrative expense increased by approximately $395,200 in the third quarter, from $768,100 the comparable quarter of fiscal 1999 to $1,163,300. For the quarter, the increase in general and administrative expense is a result of increases in: salaries and wages of $177,200, depreciation expense of $53,200, dealer marketing expense of $38,900 and office equipment rental expense of $29,800. On a year-to-date basis, general and administrative expense increased $1,319,400, from $2,097,000 the prior fiscal year to $3,416,500. For the nine months, the increase in general and administrative expense is a result of increases in salaries and wages of $599,500, depreciation expense of $141,500, dealer marketing expense of $88,400, office equipment rental expense of $70,500 and telephone expense of $46,900.

The increase in salaries and wages expense are the result of increased personnel in Finance, Operations, Risk Management and Human Resources recruited in anticipation of greater lease origination volumes due to Internet, Intranet and Private Label expansion and geographic expansion of the Company's DDRL operations. The increase in dealer marketing expense reflects a promotional plan based on increased volumes. In preparation of geographic and Internet expansion, the Company purchased and leased additional fixed assets, which resulted in increased depreciation expense and office equipment rental expense. The increase in telephone expense is in preparation for the expansion in other origination channels.

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

The Company is integrating three new financing origination channels--Internet, Intranet and Private Label--with its current DDRL origination channel. The development of each channel enables the Company to capitalize on its new technologies and is intended to enhance leadership position in e-finance industry. To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP"),

SBASs and term securitization facilities with several investors and expanding its ABS facilities. The diversification of funding strategies and origination channels is intended to improve long-term business flexibility, strengthen the Company's competitive position and build a sustainable competitive advantage.

WEST was the third Company in the nation to structure a free-standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within an ABSs. As of December 31, 1999, the Company has completed fifteen SBASs or securitizations. It retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which initially created a warehouse facility with a $12 million limit. The facility has been re-negotiated annually to meet the Company's interim financing needs. This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases and general and administrative expenses. The warehouse facility is currently set at $15 million. At December 31, 1999 the unused portion of the warehouse line was $13.8 million. The Company must comply with certain loan covenants. At
December 31, 1999, the Company was out of compliance with specific covenants and the lender has waived this event through July 1, 2000.

The Company entered into an agreement with First Union in July 1999 whereas First Union agreed to purchase up to $1 billion of prime credit auto loans annually from WEST. The loans are generated through its Internet origination channel. This is a three year commitment which can be renewed at June 30, 2002.

It is the opinion of Management that, as of December 31, 1999, the liquidity sources discussed above in conjunction with subsequent events noted above are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through private financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                  10.28 The amended agreement between Westar Financial Services
                        Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999.

                  10.29 The amended agreement between Westar Financial Services
                        Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999.

                  10.30 The amended agreement between Westar Financial Services
                        Incorporated and a director, as the lender dated December 1, 1999.

                  10.31 The amended agreement between Westar Financial Services
                        Incorporated and Puget Sound Investors, dated December 1, 1999.

                  10.32 The amended agreement between Westar Financial Services
                        Incorporated and Bank One, dated December 1, 1999.



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

                                       WESTAR FINANCIAL SERVICES INCORPORATED




February 4, 2000                   /s/ R. W. Christensen, Jr., President
                                       (Signature)


February 4, 2000                   /s/ Cindy A. Kay, Vice President & Controller
                                       (Signature)