Form 10-K405
period 2000-03-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 2000-07-14
CIK 761682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended MARCH 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


                    The Financial Center, Tumwater, WA 98501
                (address of principal executive office, zip code)

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

           Aggregate market value of voting and non-voting stock held by non-affiliates of the registrant at July 12, 2000

                                   $6,853,001

  2,348,120 shares of no par value Common Stock outstanding as of July 12, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its September 25, 2000, Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

                     WESTAR FINANCIAL SERVICES INCORPORATED

                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                      INDEX

PART 1

ITEM 1.     BUSINESS
   - General                                                                                     Page 3
   - Forward Looking Statements                                                                  Page 4
   - Business Strategy                                                                           Page 4
   - Business Overview                                                                           Page 5
   - Dealer Direct Retail Leasing                                                                Page 5
   - E-Commerce Origination Channels                                                             Page 6
   - Seasonal Trends                                                                             Page 7
   - Competition                                                                                 Page 7
   - Risk Management                                                                             Page 7
   - Credit Practices, Delinquency and Credit Loss Experience                                    Page 8
   - Financing                                                                                   Page 10
   - Regulatory Matters                                                                          Page 10
   - Employees                                                                                   Page 11
   - Executive Officers                                                                          Page 11

ITEM 2.     PROPERTIES                                                                           Page 12
ITEM 3.     LEGAL PROCEEDINGS                                                                    Page 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  Page 12

PART 11

ITEM 5.     MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY                                   Page 12
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                                                 Page 13
ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           Page 13
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                                Page 14
   - Forward-Looking Statements                                                                  Page 14
   - Results of Operations and Changes in Financial Conditions                                   Page 14
   - Technology                                                                                  Page 15
   - Computer/Year 2000                                                                          Page 15
   - Liquidity and Capital Resources                                                             Page 15
   - Subsequent Events                                                                           Page 16
   - Recent Accounting Pronouncements                                                            Page 17

REPORTS OF INDEPENDENT ACCOUNTANTS                                                               Page 18
FINANCIAL STATEMENTS                                                                             Page 19-22
NOTES TO FINANCIAL STATEMENTS                                                                    Page 23-29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                                   Page 29

PART 111

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                        Page 30
ITEM 11.  EXECUTIVE COMPENSATION                                                                 Page 30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                         Page 30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                         Page 30

PART 1V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K                        Page 31


                                     [LOGO]

                                ITEM 1. BUSINESS

                                     GENERAL

Westar Financial Services Incorporated (OTC:WEST) originates, decisions, commits to and fulfills consumer financings for itself and others, using sophisticated decision tools and high speed communications to assure transparency to all parties to the process. Westar currently originates financial transactions through four channels: Dealer Direct Retail Leasing (DDRL), Internet, Intranet and Private Label. In its DDRL model, the Company competes against traditional financial sources in automobile dealerships for prime credit consumer auto leases for its own account. In September 1999, the Company began originating prime credit leases and loans and cash transactions over the Internet through DriveOff.com, Inc., a wholly owned subsidiary of Navidec, Inc. (NASD:NVDC) which has agreed to its acquisition by MSN CarPoint, a division of Microsoft (NASD:MSFT). In this Internet model, the Company originates, decisions, commits to and fulfills all transactions, then retains the prime credit leases for its own account and sells the prime credit loans and all non-prime transactions to others. The company earns a fee for its decisioning and fulfillment efforts. In January, the Company agreed with AmSouth Bancorporation to launch in April Westar's Private Label product, where the institutional client for a fee originates leases for Westar's account. In February, the Company agreed with DriveOff to offer bundled-acquisitions and financing-automobile transactions on a price-advantaged basis to members of large affinity groups (the Intranet model) and launched a pilot effort with Costco Wholesale (NASD:COST) in May.


                      [GRAPHICS]

Lease volumes from Westar's traditional dealer distribution channel grew at a rate of 82% over the previous year due to demand from the Company's established dealer network, growth in new dealer relationships and geographic expansion. The substantial increase in volumes contributed to the 74% increase in revenues over the prior fiscal year. While Westar's e-commerce origination channels did not contribute significant volumes in the year ended March 31, 2000 they have shown tremendous growth since inception and are expected to add substantial volumes beginning in fiscal 2001. Since the Company had no e-commerce originations in the prior year, all of its originations this year from the three e-commerce channels have contributed to its growth.

Westar Financial Services Incorporated ("WEST") is a Washington corporation headquartered in Tumwater, Washington with offices in Phoenix, Arizona and Houston, Texas.

WEST's management team has extensive experience in the auto financing industry, as well as the commercial and financial services industries. Applying this knowledge, Westar has developed a number of decisioning, fulfillment, financing, lease servicing and risk management innovations which, in management's opinion, allow it to compete effectively with major financial institutions and manufacturer's captive financing companies.

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

                                BUSINESS STRATEGY


THE COMPANY'S BUSINESS STRATEGY IS TO:

              -  Expand its portal flow though business alliances
              -  Increase its decisioning and fulfillment roles for fee income
              - Provide its strategic and consumer clients with high touch service and high tech elegance
              -  Attempt to attain industry leadership
              -  Continuously balance its own risks and rewards through pricing
              -  Employ sophisticated analytic approaches to decisioning
              -  Increase shareholder value
              -  Recruit, train, retain and motivate high caliber employees
              -  Pro-actively manage all residual risks on transactions

THE COMPANY'S PRIMARY STRENGTHS ARE ITS:

              -  Unique market position as a financial portal
              -  Substantial investments in intellectual capital
              -  Strategic alliances
              -  Dynamic and innovative business models
              -  Operating leverage through technology
              -  Geographic diversity
              -  Proprietary risk management systems
              - Sophisticated innovations including the Carlson Trust, Tax Benefit Transfer ("TBT"), Securities-Based Asset Sales ("SBAS"), and Lease Accounting, Securitization and Income Reporting "LASIRpro" technology

                                BUSINESS OVERVIEW

Westar Financial Services Incorporated, historically a prime credit auto lessor with over 20 years of experience, has applied 21st century innovations to create a new business model to utilize its technology and success to position itself as a financial portal. The business model, which includes a strategic partnership with DriveOff.com, allows Westar the ability to take a physical transaction such as the acquisition of a vehicle, translate it into a financial instrument and place it with the appropriate ultimate investor.

Westar's business models operate as a financial portal for multiple entities. The model has four significant functions:

              - Origination -- Westar assists its partners in the development and execution of business strategies, tactics, technologies and processes designed to create consumer transactions, such as the acquisition of an automobile, which will lead to a financial instrument such as a loan or lease. Westar is the co-creator of the DriveOff.com bundled transaction Internet concept, the first where consumers are empowered to simultaneously design and decide their auto acquisition and financing, in real time, with real numbers.

              - Decisioning -- In less than one minute, Westar can accept a consumer credit application, query the appropriate credit bureau(s), and approve and price or decline the application. Westar has developed proprietary decision tree logic with which to make its own decisions, has consulted with other financial institutions to develop theirs, and is capable of using independently generated scorecards or decision trees for still others, all simultaneously and discretely.

              - Commitment -- With the confidence inherent in its systems and in its strategic relationships, Westar commits to fund leases or loans in real time, whether for its own account or for the accounts of others.

              - Fulfillment -- In less than eight minutes Westar can automatically create completely personalized `Deal Kits' specifically tuned to each tax and regulatory jurisdiction in the U. S. Each Deal Kit contains all of the documents required to complete the transaction: buyer's order and bill of sale, license and registration, tax, environmental statements, lease, loan and lien financing documents, and dealer payment. No ancillary documents are necessary to be supplied by dealer or financial institution for completion of the transaction.


Senior management has almost 75 years of experience in automobile finance. In addition, management has extensive experience in the commercial and investment banking industries. Westar is able to attract the highest quality personnel and dedicate them to the auto finance market. This focus is designed to produce high quality portfolios and corporate profitability. This knowledge and experience enables WEST to compete effectively in its industry and to capitalize on opportunities as they arise.

Westar will continue to employ a diversified funding strategy utilizing traditional securitizations and SBASs as well as interim debt financing to fund its growth. WEST believes that the largest part of its funding needs will be satisfied through term and commercial paper securitizations (traditional asset backed securitizations "ABS" and asset backed commercial paper "ABCP" programs). In addition to securitizations, Westar intends to periodically utilize SBASs on a flow and on a portfolio basis. While SBASs are typically not as profitable as securitizations, they do generally result in more up-front cash. In addition to utilizing a variety of different financing methodologies the Company will seek to diversify its financing sources.


                          DEALER DIRECT RETAIL LEASING

The Company acquires automobile leases through its DDRL program. DDRL is offered to selected automobile dealerships based on reputation, location and size. Each participating dealer is required to sign a non-exclusive dealer agreement which is primarily designed to protect WEST against potential dealer misrepresentations and some forms of fraud.

The Company attempts to meet the needs of its dealers through responsive customer service, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and competitive pricing. At March 31, 2000 and 1999 the Company had 493 and 358 signed dealers, respectively.

                         E-COMMERCE ORIGINATION CHANNELS

INTERNET

The Company has formed a strategic alliance with DriveOff.com, Inc. in which WEST is the exclusive financial portal for all of the transactions generated through the Driveoff.com site. The Company began originating transactions through DriveOff.com on September 28, 1999. Driveoff.com began its service in the Rocky Mountain Region and operates in 35 states as of March 31, 2000. DriveOff.com plans to operate nationwide in the third quarter of calendar 2000.

This 3rd generation Internet automobile acquisition channel is focused on significantly increasing consumer satisfaction with the process while decreasing prices to the consumer. The program empowers consumers to negotiate new car purchases and financing 100% online. Consumers are able to design and "build" a vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle from a dealer.

INTRANET

Westar's Intranet origination channel enables the Company to offer in conjunction with Driveoff.com a bundled vehicle acquisition and financing solution on a complete turnkey basis to unrelated affinity organizations. The Intranet program allows each organization to customize its automotive Intranet site to reflect branding as well as proprietary or exclusive options. This service is expected to generate both fee income and lease originations for Westar.

In March 2000, the Company agreed with Costco Wholesale, a member warehouse company, to provide decisioning, fulfillment and origination services to Costco's members through DriveOff.com. The six month pilot program was launched in Denver in May 2000.

Westar has an agreement with First Union Capital Markets Group ("First Union"), which provides for its support of Westar's Internet and Intranet operations through a loan purchase arrangement with WEST for up to $1 billion annually of loans originated through DriveOff.com. Westar is negotiating with several potential sub-prime lenders for placement of lower credit transactions using Westar decisioning and technology.

Westar retains for its own account the prime credit leases originated by the Internet and Intranet channels.

PRIVATE LABEL

Westar's unique Private Label origination channel allows financial institutions to offer competitive pricing and high quality service for auto leases or loans through outsourcing. The Company's hardware and/or proprietary software technologies are physically integrated into a bank's origination process, providing the financial institution instant approvals, real time reviews and immediate access to the Company's auto finance specialists.

In January 2000, Westar signed an agreement with AmSouth Bank to provide label services to a portion of AmSouth's client base. The AmSouth program was launched in May and the companies agreed in July to expand its coverage to all AmSouth markets.

Management believes the diversification provided by four origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

Westar's proprietary LASIRpro-C- system, risk management techniques, innovative decisioning and communications technology and diversified funding strategy are designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

The Company intends to increase its client base in each of the e-commerce origination channels as well as lease originations by continuing to expand its existing dealer relationships within its current geographic market and to engage additional institutional clients in the e-commerce origination channels.

                                 SEASONAL TRENDS

The automobile finance industry typically experiences lower volumes during periods of extreme weather. To mitigate the effect of seasonal changes in regional lease production, the Company implemented a strategic growth and expansion plan to compensate for geographic fluctuations. The Company has established a strong market presence in 12 western states, entered into multiple strategic alliances throughout the United States and achieved near-national coverage through its alliance with DriveOff.com. These efforts have positioned the Company to steadily increase volume while offsetting seasonal effects unique to different regions in the country.

                                   COMPETITION

The vehicle financing market is a large, highly competitive and cyclical business. Approximately $400 billion dollars of new automobile and truck purchases are financed each year of which leasing represents a $110 billion dollar segment. The number of new vehicles financed in the United States can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating an automobile or truck, and the availability and cost of credit. Demand also is influenced by the fact that automobiles and trucks are durable items that people can wait to replace.

The Company's principal competitors in the prime vehicle financing market are the captive finance subsidiaries of the vehicle manufacturers, large money center banks, credit unions, independent finance companies, as well as several e-commerce sites. A few large banks and the captive finance subsidiaries of the vehicle manufacturers currently dominate the industry. Internet management is a complex issue for the large banks and captive finance subsidiaries--the allure of direct finance offset by product complexity, the sensitivity of existing dealer relationships and product delivery logistics. For these reasons most auto finance providers' web activities are limited and are mostly utilized simply for advertising purposes. The remaining competitors--independent finance companies, small banks, credit unions and Internet referral sites split the remaining market among themselves and exercise neither significant leadership or dominance.

The Company believes that the most important competitive advantage in the near future is technological innovation as a source of cost reduction and meeting consumer demand. Many banks compete either on price or by enhancing residuals. Manufacturers typically sponsor either a subsidiary finance program or a bank-sponsored program. They can and do compete aggressively on price, but on a very selective basis, typically promoting a particular model at price levels roughly equivalent to, or even below, their costs of funds. These are known as "subvention" programs and are used by the manufactures primarily to manage inventory or market share. Other auto models are priced at competitive rather than super-competitive levels.

Westar has positioned itself as the first `financial portal' in the industry, competing for transactions through four separate origination channels, including three unique e-commerce paths. The Company competes for lease customers in each channel by offering competitive pricing and outstanding service. In addition, our innovative e-commerce decisioning technology provides our strategic allies the ability to make the right credit decision in seconds, freeing the time and costs normally associated with installation, implementation, upgrade and maintenance of credit decisioning software and analytics. Real-time decisioning helps our e-commerce partners focus on more customer-oriented activities and makes volume growth significantly less challenging in terms of building systems and infrastructure.

The Company's competitive advantages are its technological sophistication and innovation; risk-based management; operating leverage and scalability; the lower costs made possible by its multiple-use securitization structure and funding strategies; as well as lower overhead, regulatory burdens and transaction costs; all coupled with an emphasis on superior consumer and dealer satisfaction. Management believes that the Company is fully competitive with its largest competitors and that it exceeds them in terms of service, innovation and responsiveness. In addition, we believe that the auto financing industry will see increased consolidation and more strategic alliances. Because of the high cost of developing new technology and replacing existing legacy systems, strategic alliances offer financial institutions a less expensive, more flexible means to better serve their customers' needs.

                                 RISK MANAGEMENT

Credit discipline is, and will continue to be, a key component to our success. The Company views its ability to manage risk intelligently and pro-actively as a core competency which allows it significant strategic advantages. The key is diversification and the development of systems and tests that allows management to anticipate and react to the unexpected, whether it is financial market fluctuations or new e-commerce opportunities.

The risk management techniques, models and reporting tools employed by the Company, including its proprietary Lease Accounting, Securitization and Income Reporting "LASIRpro" system, enable competitive pricing while enhancing profitability. Furthermore, by financing only prime credits the Company realizes efficiencies and cost benefits throughout the entire organization while lowering its portfolio volatility and overall business risk. Our proven ability to originate lease portfolios with minimal delinquency, volatility and credit loss experience affords the Company liquidity and access to low-cost capital resources.

The Company's risk models incorporate a wide variety of different variables that focus on the life cycle performance of its assets. In addition, the Company analyzes the quality and composition of its new originations on a daily basis. Performance reports are continually analyzed by distribution channel for risk-based performance. The Company constantly analyzes demographics, credit and portfolio performance correlation and trends to further refine its risk management.

As a result of its risk management, the Company has been able to establish new distribution channels while using scoring, leading-edge decision tree methodologies and models to measure, manage and control credit risk. The Company's prices are based on the complete life cycle of a contract and take into account both the credit risks and the cost of servicing over its term in order to achieve the desired margin. The Company believes that this is the most sophisticated approach to pricing and risk management employed in the market today.


            CREDIT PRACTICES, DELINQUENCY AND CREDIT LOSS EXPERIENCE

The Company's success is, in part, dependent on its ability to develop a portfolio of prime-credit leases so as to minimize delinquency and credit loss experience. To this end, the Company has developed sophisticated, automated decision trees and comprehensive credit buying procedures. Each lease applicant must pass the scrutiny of the Company's credit evaluation systems and/or the review of its experienced lease production personnel, both of which are components of Westar's proprietary LASIRpro system.

In addition to servicing the portfolio, the Company is responsible for collecting delinquent accounts and, when necessary, repossessing and selling automobiles. Our collection strategy centers on customer service and retention with a take-ownership collection process, which means the collection specialist handles the delinquent customer from the day they become past due to resolution. We find that this not only provides for better service, but is also the most efficient use of resources.

The collection process begins when a customer misses their due date. Calling campaigns begin when a lease becomes 15 days late and continue until all issues are resolved. Letters are sent when legally required or when all calling activity has been exhausted. The collection specialists are trained to make recommendations to continue efforts with a customer or to repossess. Deferments are not offered. During fiscal year 2001 the Company plans to install an automated telephone dialing system and enhance an existing automated collection system to maximize efficiency and integrate all areas of the collection operation.

If satisfactory payment arrangements are not made the Company employs a general contractor to repossess the automobile, generally within 60 to 90 days from the date of delinquency, subject to compliance with applicable law. The Company follows legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, and a prescribed waiting period prior to disposition of the repossessed vehicle. Upon repossession and after any prescribed waiting period, the repossessed vehicle is sold, primarily through wholesale auto auctions. Proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off against the applicable allowance. After charge-off, the Company seeks to collect the deficiency balances through its recovery department. These efforts include contacting the borrower directly, seeking judicial action, or, where recovery is less likely, the account maybe be assigned to a collection agency.

The credit loss and repossession experience on the Company's DDRL leases serviced for the years ended March 31, 2000, is as follows:


DELINQUENCY EXPERIENCE:
   (In thousands except percentages)
                                      Originated  Originated Originated   Originated  Originated
                                        in 2000    in 1999     in 1998     in 1997      in 1996     Total Portfolio
                                      -----------------------------------------------------------   ---------------

Ending net lease receivables serviced     $98,073    $41,420      $6,936       $6,446        $561          $153,436
Delinquencies Summary: (1)
     31-60 days                              $688       $562         $61          $58          $0            $1,369
     61-90 days                               316        233          23            0           0               572
     91 or more days                          201        449          21           12           0               683
                                              ---        ---          --           --           -               ---
Total delinquent 31 or more days           $1,205     $1,244        $105          $70          $0            $2,624
                                           ======     ======        ====          ===          ==            ======
%Total delinquent 30+ days                  1.23%      3.00%       1.52%        1.09%       0.00%             1.71%

CREDIT LOSS SUMMARY:
 (In thousands except percentages)

Static pool (2)                          $106,745    $55,516     $12,849      $23,131      $5,295          $203,536

Gross charge-offs                            $209     $1,916        $264       $1,144        $305            $3,838
Recoveries                                    150      1,295         187          839         226             2,697
                                              ---      -----         ---          ---         ---             -----

  Net Credit Losses                           $59       $621         $77         $305         $79            $1,141
                                              ===       ====         ===         ====         ===            ======

Net losses as a % of static pool (3)        0.06%      1,12%       0.60%        1.32%       1.49%             0.56%
Annualized lifetime static pool
losses at 3-31-00  (4)                      0.11%      0.75%       0.24%        0.38%       0.33%          0.33%(5)


(1) Delinquency figures include assets held in repossession inventory
(2) Total volume originated during the period.
(3) Cumulative net credit losses expressed as a percentage of total volume originated during the period.
(4) Assumes all leases originated mid-fiscal year, September 1 of each year.
(5) Weighted average by leases originated in each period.

The typical end of lease termination strategy utilized by many leasing companies is a risk avoidance strategy which says the company does not want any vehicles returned, thus attempting to avoid residual risk. This strategy is neither customer friendly nor the most profitable approach. The Company uses a profit maximization strategy, which focuses on residual values in relation to actual market values and is customer friendly and optimizes the financial result.

The end of lease termination specialist completes an initial valuation of the vehicle based upon on-line resources, used vehicle valuation guides and local knowledge of used car markets. The valuation assists in making the best decision for the customer and WEST. End of termination specialists begin contacting clients 120 days from their scheduled maturity date to determine the client's end of termination choices which include refinancing the residual, paying off the residual, and returning the vehicle to the Company.

End of termination fees are collected as vehicles are returned to the Company. These fees include disposition, excess mileage, and wear and tear. Excess miles and wear and tear are confirmed by an independent third party.

The residual gain/(loss) experience on the Company's leases serviced for the year ended March 31, 2000, is as follows:


                                                                                                        Avg. Gain /
   Contractual Term      Residual Value     Sales Proceeds      Sales Expense      Collected Fees     (Loss) per Sale
   ----------------      --------------     --------------      -------------      --------------     ---------------
     < 27 Months            $487,856           $465,913               $998             $10,214             $(530)
   28 to 39 Months          $752,257           $717,387             $5,450             $28,006             $(268)
     > 40 Months              $6,416             $6,000               $340              $1,000              $244

        Total             $1,246,529         $1,189,300             $6,788             $39,220             $(349)


The overall result indicates a residual loss of $349 per returned vehicle. This compares very favorably to the industry average residual loss of $2,516 per vehicle ("Consumer's Bankers Association's 2000 Automotive Finance Study", page IV-17). The Company's residual success reflects its front end strategy of not enhancing residual values coupled with longer term leases and utilizing a proactive, profit maximization back-end strategy.

                                    FINANCING

Westar has and will continue to employ a diversified funding strategy which balances the advantages of securitizations, SBASs and interim debt warehouse financing. The Company completed eleven SBAS or ABS transactions totaling $112 million during fiscal 2000. Each transaction was cash positive. The Company retains all servicing rights and responsibilities through the life of the sold portfolios.

In addition to completing periodic term securitizations, the Company intends to set up several asset backed commercial paper ("ABCP") facilities with a number of banks. Such ABCP facilities are intended to reduce costs, diversify the Company's funding sources and provide the Company the flexibility to draw down on such facilities both as assets are originated as well as on a pooled basis.

The Company entered into an agreement in November 1997 with Bank One, Columbus NA for a warehouse facility in the amount of $25 million. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations. In September 1999, the Company renewed the financing facility for $25 million. This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to securitize such leases or to sell them in a SBAS.

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

Cash for principal and interest payments on the warehouse credit facility are generated by the monthly lease payments. All leases included in a securitization or sale and any non-performing leases covered by the credit facility are repaid by the Company.

                               REGULATORY MATTERS

Business opportunities created by the Company's entry into e-commerce have greatly expanded its area of operations to essentially a national footprint. The Company is subject to regulation under federal, state and local laws, in all states in which it operates.

The Company's entry into Internet financing accelerated the need to understand specific state and local taxation and registration regulations. Through extensive internal research, validated by external sources, the Company is a registered lessor in 44 states. Of the remaining six states, the Company anticipates completion of the registration process in Rhode Island and West Virginia over the next 120 days and chooses not to enter into Louisiana, Arkansas, Alaska and Hawaii at this time.

Several states and the federal government have enacted `lemon laws' and similar statutes containing warranty protections for consumers who purchase or lease new or used motor vehicles. The application of these statutes may give rise to a claim or defense by a consumer against the manufacturer of a purchased vehicle or the dealer from or through whom such consumer leased such vehicle. The Company may be required to cancel a lease contract with a consumer who successfully asserts such a claim or defense, and, while the Company would have a claim against the manufacturer or such dealer, there can be no assurance that the Company will be made whole in every case in which the consumer successfully asserts such rights.

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

                                    EMPLOYEES

As of March 31, 2000 and 1999 the Company had 52 and 30 regular employees, respectively. Competition for qualified personnel is intense and the Company believes that its future success depends in part on its continued ability to attract and retain qualified Team Members. To date, the Company has been successful in these efforts. The Company offers a competitive compensation package including salaries, insurance, incentive stock options and growth opportunities within the organization. The Company's employees are not represented by a collective bargaining unit and the Company believes relations with its employees are favorable.


                               EXECUTIVE OFFICERS

The Company's executive officers are key to the smooth operation of the business. Information concerning these officers is contained below:


      NAME                      AGE   POSITION(S) HELD
      --------------------------------------------------------------------------
      R. W. Christensen, Jr.    51    Chairman and Chief Executive Officer
      Robert E. Kanatzar, Jr.   48    Sr. Vice President--Risk Management
      Scott G. Cavanaugh        34    Vice President--Collections
      Vicki Christensen         51    Vice President--Information Systems
      Cindy A. Kay              35    Vice President & Controller


R. W. CHRISTENSEN, JR., age 51, is the President and Chairman of the Board of Directors of the Company. Prior to 1978 he held positions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors (1987-1990) of Heritage Federal Savings & Loan Association. He was President and director of PacWest Financial Corporation, a privately held investment firm. Mr. Christensen is President and a member of the Board of Directors of Mud Bay Holdings, Ltd., a privately held investment company. Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988. He has served as director of Washington Independent Bankshares (1982). Mr. Christensen serves as the court-appointed Trustee of CASR Trust, a multi-year, multi-million dollar fund established by the bankruptcy court for the benefit of the creditors of All Seasons Resorts. He graduated from the College of Great Falls (B.A. with Honors, Management and Economics) and received an MBA from the University of Puget Sound. He serves as a Director (since 1978) and as Chairman (since 1995).

ROBERT E. KANATZAR, JR., age 48, is Senior Vice President-Risk Management with responsibilities for the design and implementation of its risk/reward criteria, strategies, policies and procedures; the supervision of Lease Production Officers; the development of credit and collection policies and procedures; and the supervision of personnel engaged in risk, credit or collection activities (since 1997). Prior to joining the Company he was Senior Vice President of Credit Policy and Risk Management for NationsCredit Corporation, with a $10 billion consumer portfolio, a part of the Financial Services Group of NationsBank Corporation (1996). Previously, he served as Vice President-Manager of Risk Management for Bank One Credit Company and managed its $10 billion consumer portfolio (1992). Mr. Kanatzar has served in areas of similar and increasing responsibilities with Texas Commerce Bank, Citicorp Acceptance Company and Citicorp Mortgage Inc. He graduated from the University of Kansas and received an MBA from the University of Kansas Graduate School of Business.

SCOTT G. CAVANAUGH, age 34, is Vice President-Collections with responsibilities for collection, asset disposal, remarketing, and recovery activities (since
1999). Prior to joining the company, he was Vice President & Collection Manager for Seafirst Bank (Bank of America) and was responsible for a $6.5 billion dollar consumer portfolio, including a $2.7 billion auto dealer segment (1995 -
1999). Previously, he served in areas of similar and increasing responsibilities with Ford Motor Credit Company (1988 - 1995). He graduated from the George Washington University and received a B.A. in International Economics.

VICKI CHRISTENSEN, age 51, is Vice President-Information Systems. Prior to joining the Company in 1998, Ms. Christensen spent 17 years in progressively more responsible positions in the information management industry. She was a member of the Information Technology Team at Abitibi Consolidated, where she supervised LAN/WAN and IBM AS400 activities. She was Information Systems Manager for Kitsap Federal Credit Union and implemented an AS 400 conversion at Rainier Mortgage, a division of Rainier Bank. Ms. Christensen is not related to Westar's CEO.

CINDY A. KAY, age 35, is Vice President & Controller with responsibilities for all accounting functions (since 1996). Prior to joining the Company, she was a Partner in Kay and Company, CPA's, responsible for financial management consulting, taxation and audit engagements (since 1990). Prior to joining Kay and Company, CPA's, she began her career with Coopers and Lybrand in Tucson, Arizona. Ms. Kay is a Certified Public Accountant and is a member of the Washington Society of CPA's and the American Institute of CPA's. Ms. Kay received her B.A. in Accounting from Saint Martin's College.

                               ITEM 2. PROPERTIES

The Company's growth required a five-fold expansion of its headquarters and data center this year. The Company moved its offices to The Financial Center, 150 Israel Road SW, Tumwater, Washington 98501, on leased premises with approximately 25,000 square feet. The lease term expires March 31, 2005 but may be renewed, at the option of the Company, for an additional five years. Future expansion may require additional space and The Financial Center affords the Company the ability to double its floorspace.

                            ITEM 3. LEGAL PROCEEDINGS

There are no reportable events.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                     PART II

           ITEM 5. MARKET FOR THE COMPANY'S STOCK AND DIVIDEND POLICY

Trading of the Company's common stock began on November 28, 1995, and is facilitated through the NASD OTC Bulletin Board (OTC:WEST). As of July 14, 2000, the Company had 334 stockholders of record. As a matter of policy, the Company has not paid any dividends on the common stock. Additionally, the borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see note 7 to the Financial Statements) restrict the payment of dividends on the common stock. The Company intends to retain its earnings for use in its business and therefore, does not plan to pay dividends on the common stock in the foreseeable future.

The following table summarizes the high and low prices of the Company's stock for fiscal years ended March 31, 2000 and 1999.

                                                             High            Low
        Fiscal 2000                                          ----            ---
        -----------

           First quarter ended June 30, 1999                $6.38            $1.50
           Second quarter ended September 30, 1999           6.38             3.25
           Third quarter ended December 31, 1999             6.69             4.00
           Fourth quarter ended March 31, 2000               5.13             4.00

        Fiscal 1999
        -----------

           First quarter ended June 30, 1998                $3.50            $2.25
           Second quarter ended September 30, 1998           3.38             1.75
           Third quarter ended December 31, 1998             3.25             2.00
           Fourth quarter ended March 31, 1999               3.00             1.50


The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected consolidated financial data as of and for the five years ended March 31, is as follows:


    In thousands except per share data
                                                      2000         1999        1998         1997        1996
                                                    ------------------------------------------------------------

    Total revenues                                   $116,827      $67,103      $2,246      $20,743      $1,629

    Loss before cumulative effect of change in
    accounting principle & extraordinary item          (3,922)      (1,824)     (5,062)      (1,898)       (895)

    Loss per common share before cumulative
    effect of change in accounting principle &
    extraordinary item per common share, basic          (1.79)        (.91)      (2.99)       (1.48)       (.85)

    Net loss                                           (3,922)      (1,824)     (5,062)      (1,898)       (852)

    Net loss per common share, basic & diluted          (1.79)        (.91)      (2.99)       (1.48)       (.82)

    Total assets                                        7,876       12,495      20,495       12,292       8,210

    Total liabilities                                  18,989       19,739      23,228       10,134       5,813

    Redeemable preferred stock                          1,250        1,548       4,073        4,248       4,250

    Shareholders' equity /(deficit)                   (12,363)      (8,792)     (6,806)      (2,090)     (1,853)


The loss per common share for 2000, 1999, 1998, 1997 and 1996 has been calculated after giving effect to preferred stock dividends of $126,181, $161,274, $390,673, $392,940 and $275,324, respectively and have been adjusted for the 2-for-1 stock split in June 1996.


             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, inflation and used automobile valuations. The Company monitors the effect of changes in interest rates relative to other factors that also effect earnings, such as unit lease production. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

The Company originates and warehouses, until sufficient volumes are pooled for securitization or sold through portfolio sale transactions, fixed-rate assets. The Company is at risk from interest rate fluctuations while the assets are being warehoused. The Company recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of interest rate fluctuations on earnings. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all leased assets pooled in a typical $30 million securitization, the Company's after-tax earnings on the transaction would change by approximately $700,000. The Company has developed sophisticated models to assess the sensitivity of its earnings to changes in market interest rates and will be able to use various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. These models and tools provide management both the information needed to make timely pricing decisions as well as market alternatives to manage and minimize risk. In a rising rate environment the Company's gross margin will tend to narrow. Although the Company has the ability to re-price quickly, competitors in the industry are typically slow to re-price their offerings.

Fluctuations in used vehicle prices are another market risk to which the Company is exposed. Unexpected changes in the used vehicle market not only impact credit losses, but also residual losses. The Company minimizes credit loss exposure through its SBAS transactions and minimizes residual exposure through a residual value assurance program.

The effect of inflation on general and administrative expenses over the past several years has been negligible. Inflation is not expected to impact earnings in the ensuing twelve-month period.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation reform Act of 1995

The foregoing business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future extents, including the following: that the Company considers its employee relations to be good; that Westar anticipates continued growth in operating and administrative expenses reflecting costs associated with portfolio growth and technology initiatives; that allowances for credit losses are considered adequate to cover expected credit losses; that the decline in the ratio of earnings to fixed charges has not affected its ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic capital markets, the issuance of Securities Based Asset Sales and Asset Backed Securitization transactions will provide sufficient liquidity to meet its future funding requirements; that Westar expects adequate and stable capital markets, that there will be a stable interest rate environment; that consumer confidence levels will be good; that consumers will have confidence in e-commerce; that car sales levels will be good; that Westar will have continued scalability; that Westar will maintain good relationships with our strategic allies; and that Westar will have the continued ability to automate our manual processes to take advantage of technology.

             RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the Northwest, Southwest and California and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. The Company has invested significant personnel, time and resources in its Dealer Direct Retail Leasing ("DDRL") program and e-commerce channels. While the Company's statement of operations reports a net loss of approximately $3,922,000 and $1,824,000 for fiscal years 2000 and 1999, respectively, it is management's opinion that Westar's proprietary decisioning and fulfillment capabilities are one of the most scalable and marketable programs currently available and a valued investment in the Company's future.

Volumes of lease originations increased 92% over the prior year, from 1,999 leases costing $56 million in the prior year to 3,668 leases costing $107 million in fiscal 2000. The credit quality of originated leases improved, with average FICO scores of 695 in the prior period compared to 714 in the current period. The face value of leases serviced increased $106 million (112%), from $95 million to $201 million at March 31, 1999 and 2000, respectively.

Total gross revenue increased $49,724,000 (74%), from $67,103,000 to $116,827,000 from fiscal 1999 to 2000. The increase in total gross revenue was directly related to the 92% increase in lease volumes. As a result of the increased volumes, administration fee income also increased by $1,102,000 (119%) over the prior period. The increase in revenues of $64,858,000 (2,888%) from fiscal 1998 to 1999 was primarily due to increased lease origination volumes.

Gross margins decreased $294,000 (15%) from $1,987,000 to $1,693,000 from fiscal 1999 to 2000 primarily due to timing of securitizations and asset sales. Gross margins increased $2,042,000 from $(55,000) to $1,987,000 in fiscal 1998 to 1999 primarily due to the gain of $1,420,000 recognized on the five securitizations completed in fiscal 1999.

General and administrative expenses increased $1,626,000 (50%) from fiscal 1999 to 2000 primarily due to efforts to open three new distribution channels for financial transaction originations. The prior year increase in general and administrative expenses of $1,005,000 (45%) from fiscal 1998 to 1999 was primarily due to the anticipation of greater lease origination volumes and geographic expansion of the Company's operations outside the Northwestern Region.

In the last five years, Westar has recreated itself from a traditional commercial equipment lessor, to a prime credit consumer auto lessor competing within auto dealerships, to a leading Internet financier, and, presently, to a four-channel financial portal.

As a financial portal, Westar originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar is creating a business model where it will be relatively indifferent as to the identity of the ultimate investor.

While Westar expects to continue to face intense competition from other firms, particularly the largest banks, financial services companies, the financial subsidiaries of automobile manufacturers and various types of `dot.com' startups, the Company is presently unaware of any direct competitor with the same breadth of enterprise as the Company.

During the next year, the Company expects to create relatively substantial growth in originations, decisionings, commitments and fulfillments as well as in managed assets. Management expects margins from fee income and income earned from its portfolio to increase at least as rapidly as volumes. A significant portion of the difference will be the result of the scalability which Management believes Westar will realize from its significant investments in technology, innovative processes and alliance channels and its highly skilled and motivated Team Members.


                                   TECHNOLOGY

The Company's technical focus has been on the migration from a Macintosh personal computer system to an enhanced solution that resides on IBM AS/400s with a Macintosh network front end. Westar's LASIRpro-C- (Lease Accounting Securitization and Income Reporting) software is a custom package that provides a high level of functional integration using up to date relational technology, automated risk analysis and decisioning, credit reporting, sales and use tax integration and state of the art document generation. The system has been designed with an e-commerce component and the ability to handle large volumes of transactions, yet is easily adaptable for additional Intranet or Private Label business partners.

We mirror data and programs between two AS/400s on a real time basis, eliminating the need to take systems and users down to perform backups, IPLs (Initial Program Loads), PTF application (Program Temporary Fixes to the OS/400 operating system), or hardware/software upgrades. This also satisfies a major component of our disaster recovery and contingency plan by supplying us with the ability to automatically switch from our primary to our secondary AS/400 with very little disruption of service to our users. The two AS/400s are now housed in a key card access controlled room at our new location, along with our other business servers. The data center is protected by dual uninteruptable power supplies and is powered by a diesel generator in the event of a long-term power outage.

Over the next few months we will be finalizing our disaster recovery and contingency plan by selecting the site for a third AS/400 in an out of state location, completing the standardization of our networking equipment to Cisco products and evaluating several AS/400 imaging and storage solutions.


                               COMPUTER/YEAR 2000

We entered into the year 2000 smoothly and without disruption to the business due to Y2K. We did not experience any significant malfunctions or errors in our computer systems, software, other property and equipment when the date changed from 1999 to 2000 or with any leap year related calculations, nor did any of Westar's suppliers and vendors. Based on operations since the date change, we do not expect any significant impact to our business as a result of Y2K. All of our business systems and technical infrastructure are processing normally.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generated $5.0 million in cash flow from operations during the year as compared to $8.9 million in the prior year. This represents the Company's principal source of cash. The decrease in 2000 of $3.9 million was driven primarily by the decrease in assets warehoused. The increased lease origination volume also affected cash flow in fiscal 2000. The Company invested $.9 million in property and equipment during fiscal 2000, the majority of which is focussed on e-commerce and facilities expansion. Total liabilities at March 31, 2000 were $19.0 million, down $.8 million from the prior fiscal year. This reduction reflects decreased holdings of leases which are funded using the warehousing facility. Increasing the number of SBAS transactions or securitizations during the year affords the company additional opportunities to fund leases and reduce interest expense on the warehouse line while maintaining lower average balances in the warehousing facility.

Capital spending plans currently provide for outlays of approximately $1.5 million in fiscal 2001. Following the Company's growth strategy, the plan outlines a significant percentage of the fiscal 2001 capital outlays to be used for e-commerce expansion. We expect that funds necessary for these expenditures will be generated internally, through Private Placements and/or credit facilities.

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) pay sales or securitization costs;
(iii) satisfy requirements for working capital; (iv) pay operating expenses; (v) satisfy debt service; (vi) pay preferred stock dividends; (vii) implement its e-commerce expansion; and, (viii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations and SBASs, portfolio sales and sales of equity and debt securities.

In June and July 2000, the Company received $3.0 million from subordinated promissory notes. The notes have no prepayment penalties and are to be repaid with interest, calculated at 9%. These funds are being utilized for working capital requirements and will be repaid with future proceeds from additional equity or debt financing transactions, if any. Currently these notes mature over the next 12 months with $1.0 million due on September 4, 2000, $1.0 million due on June 4, 2001 and $1.0 million due on July 4, 2001. The Company anticipates additional funds to be received prior to fiscal 2001 year end.

To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP") facilities with a number of banks. The diversification of funding strategies will improve long-term business performance, strengthen the Company's competitive position and build a sustainable competitive advantage.

Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of March 31, 2000, the Company has completed eighteen securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In September 1999, the Company re-evaluated its interim financing needs considering the expected future timing of sales and securitizations. Based on this information, Management renewed the financing facility at $25 million. The Company must comply with certain loan covenants. At March 31, 2000, the Company exceeded certain covenants and the lender has waived them through August 1, 2000.

This revolving credit warehouse facility is to be utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases, short-term liabilities and general and administrative expenses. Management anticipates increased originations coupled with higher margins will generate additional cash flows to be utilized for working capital requirements. At March 31, 2000 the unused portion of the warehouse line is $21.7 million.

Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions. During the year ended March 31, 2000 the Company redeemed 23 shares of preferred stock for $23,000 and converted 275 shares of preferred stock into 55,000 shares of the Company's no par common stock.

It is the opinion of Management that, as of March 31, 2000, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

                                SUBSEQUENT EVENTS

In April 2000, the Company entered into a sale/leaseback with Banc One Leasing Corporation in the amount of $514,944. The contract is to be repaid in 60 equal payments of $10,821.84.

In May 2000, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its nineteenth ABS or SBAS of $11.8 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $83,400, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

In June 2000, CarPoint, a subsidiary of Microsoft, purchased DriveOff.com in which the Company is the exclusive financial administrator.

In June 2000, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its twentieth ABS or SBAS of $11.2 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $80,000, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

In June 2000, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its twenty-first ABS or SBAS. The Company directly placed bonds backed by $28.8 million of automobile lease receivables with a group of insurance companies managed by ING Investment Management. The transaction includes a one-month pre-funding period. The Company funded $12.9 million of leases as of June 30, 2000, which included a $623,000 credit enhancement receivable that the Company expects to receive over the life of the portfolio. The Company continues to service the leases securitized.

In June and July 2000, the Company received $3.0 million of promissory notes. The short-term notes have no prepayment penalty and are to be repaid with interest, calculated at 9%. Currently these notes mature over the next 12 months with $1.0 million due on September 4, 2000, $1.0 million due on June 4, 2001 and $1.0 million due on July 4, 2001.

                        RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not currently or intend to engage in any derivative or hedging activities. As such, the accounting and disclosure prescribed by SFAS No. 133 are not expected to have a material impact on the Company.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2001. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that FIN 44 would have a material effect on the Company's financial position and results of operations.

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated balance sheets of Westar Financial Services Incorporated and its subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated and its subsidiaries as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Seattle, Washington
May 24, 2000, (except for Note 10 which is as of July 5, 2000)



Board of Directors and Shareholders
Westar Financial Services Incorporated

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows of Westar Financial Services Incorporated and subsidiaries for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westar Financial Services Incorporated and subsidiaries for the year ended March 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP
Seattle, Washington
February 17, 1999

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2000 AND 1999

                                                                                 2000                   1999
                                                                                 ----                   ----
Cash and cash equivalents                                                    $  1,401,243           $    925,204
Accounts and other receivables, net of allowance for credit losses
  of $20,621 for both years (Notes 2 & 9)                                         385,602                253,697
Credit enhancement receivable, net of allowance for credit
  losses of $90,894 for both years (Note 3)                                     2,218,897              1,039,895
Net investment in direct financing leases (Notes 4 & 5)                                                  102,539
Operating leases held for sale (Notes 4 & 5)                                    2,827,830              9,640,013
Deferred tax asset, net of valuation allowance of $4,709,778 and
$3,482,518 (Note 6)
Fixed assets and other                                                          1,042,118                533,937
                                                                                ---------                -------

                                                                             $  7,875,690           $ 12,495,285
                                                                                =========             ==========


Accounts payable                                                             $  4,141,841           $  1,670,233
Notes payable to banks (Note 5)                                                 3,842,471              9,942,938
Notes payable affiliates (Note 5)                                               8,822,514              6,438,359
Other liabilities                                                               2,181,848              1,687,211
                                                                               ----------             ----------
                                                                               18,988,674             19,738,741
                                                                               ----------             ----------


Redeemable preferred stock (Notes 7 & 8)                                        1,250,000              1,548,000
                                                                                ---------              ---------
Shareholders' Equity (Deficit):
   Common stock, no par value; 35,000,000 shares authorized;
     2,348,120 and 2,187,300 shares issued and outstanding (Note 8)             3,716,177              3,239,795
   Paid in capital - stock warrants (Notes 5 & 8)                                 371,495                371,495
   Accumulated deficit                                                        (16,450,656)           (12,402,746)
                                                                               ----------             ----------

                                                                              (12,362,984)            (8,791,456)
                                                                               ----------              ---------

                                                                             $  7,875,690           $ 12,495,285
                                                                                =========             ==========



See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                2000                1999                1998
                                                                ----                ----                ----
Revenues:
   Revenues from sales and securitizations
    (Note 3)                                                  $ 112,416,055      $  64,210,552     $     804,160
   Earned income on direct financing leases                             494            631,102         1,114,050
   Revenues from operating leases                                 1,851,806          1,112,845
   Administrative fee income                                      2,029,522            927,364           151,353
   Service fee income                                               381,958            132,888           100,114
   Other                                                            147,100             88,746            75,912
                                                                    -------             ------            ------
Total Revenues                                                  116,826,935         67,103,497         2,245,589
Direct costs:                                                   -----------         ----------         ---------
   Costs related to sales and securitizations                   112,713,557         62,790,337           766,589
   Interest                                                         453,818          1,086,983         1,296,261
   Depreciation on operating leases                               1,302,289            737,436
   Provision for credit losses                                       65,500             62,289            65,000
   Other                                                            598,765            439,923           173,009
                                                                    -------            -------           -------

Total Direct Costs                                              115,133,929         65,116,968         2,300,859
                                                                -----------         ----------         ---------

Gross margin                                                      1,693,006          1,986,529           (55,270)

General and administrative expenses                               4,864,500          3,238,639         2,233,612
                                                                  ---------          ---------         ---------
Loss before non-cash interest expense & subordinated
  debt                                                           (3,171,494)        (1,252,110)       (2,288,882)


Non-cash (Note 5) and Subordinated debt interest expense            750,235            571,586           510,170
                                                                    -------            -------           -------
Loss before federal income tax benefit                           (3,921,729)        (1,823,696)       (2,799,052)

Income tax benefit (expense) (Note 6)                                                                 (2,263,073)
                                                                 ----------         ----------        ----------
Net loss                                                         (3,921,729)        (1,823,696)       (5,062,125)

Dividends on redeemable preferred stock                            (126,181)          (161,274)         (390,673)
                                                                    -------            -------           -------
Net loss applicable to common stock                           $  (4,047,910)     $  (1,984,970)    $  (5,452,798)
                                                                  =========          =========         =========
Net loss per basic and diluted common share                   $       (1.79)     $       (0.91)    $       (2.99)
                                                                       ====               ====              ====
Weighted average number of basic and diluted shares
outstanding                                                       2,264,284          2,187,300         1,825,400
                                                                  =========          =========         =========


See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                     Common Stock
                                                     ------------             Paid in        Accumulated
                                               Shares         Amount          Capital           Deficit             Total
                                               ------         ------          -------           -------             -----

Balance, March 31, 1997                      1,712,300       $  2,874,795   $                  $ (4,964,978)     $ (2,090,183)

Dividends on redeemable preferred stock                                                            (390,673)         (390,673)

Net loss                                                                                         (5,062,125)       (5,062,125)

Exercise of common stock warrants              475,000            365,000                                             365,000

Paid in capital-detachable stock warrants                                          371,495                            371,495
                                             ---------          ---------          -------      -----------        ----------

Balance, March 31, 1998                      2,187,300          3,239,795          371,495      (10,417,776)       (6,806,486)

Dividends on redeemable preferred stock                                                            (161,274)         (161,274)

Net loss                                                                                         (1,823,696)       (1,823,696)
                                             ---------          ---------          -------      -----------        ----------

Balance, March 31, 1999                      2,187,300          3,239,795          371,495      (12,402,746)       (8,791,456)

Exercise of common stock options               115,000            230,000                                             230,000

Conversion of preferred stock to common         55,000            275,000                                             275,000
Stock

Issuance of common stock                        16,420             82,100                                              82,100

Redemption and retirement of common stock      (25,600)          (160,256)                                           (160,256)

Issuance of compensatory stock options                             49,538                                              49,538

Dividends on redeemable preferred stock                                                            (126,181)         (126,181)

Net loss                                                                                         (3,921,729)       (3,921,729)
                                             ---------          ---------          -------      -----------        ----------

Balance, March 31, 2000                      2,348,120       $  3,716,177     $    371,495     $(16,450,656)     $(12,362,984)
                                             =========          =========          =======       ==========        ==========


See accompanying notes to consolidated financial statements.

WESTAR FINANCIAL SERVICES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


Increase (Decrease) in Cash and Cash Equivalents
                                                                            2000            1999           1998
                                                                            ----            ----           ----
Cash flows from operating activities:
   Net loss                                                             $(3,921,729)    $(1,823,696)   $(5,062,125)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Deferred tax provision                                                                            2,263,075
       Depreciation and amortization                                      1,682,694       1,083,841        480,106
       Compensation expense on stock options                                 49,538
       Provision for and write-off of credit losses                          65,499          62,289         65,000
       Changes in assets and liabilities:
          Accounts and other receivables                                   (131,905)       (106,226)       186,405
          Credit enhancement receivable                                  (1,179,003)       (184,047)       210,167
          Net investment in direct financing leases                          65,148      18,430,650    (10,603,596)
          Operating leases held for sale                                  5,481,403     (10,440,209)
          Accounts payable                                                2,349,150         932,626         38,291
          Other liabilities                                                 494,638         964,812        463,324
          Other                                                                (622)         24,621        (43,764)
                                                                               ----          ------     ----------
          Net cash provided by (used in) operating activities             4,954,811       8,944,661    (12,003,117)
                                                                          ---------       ---------     ----------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                           (887,836)       (308,069)      (105,465)
                                                                           ---------       ---------      ---------

          Net cash used in investing activities                            (887,836)       (308,069)      (105,465)
                                                                           --------        ---------      ---------
Cash flows from financing activities:
   Redemption of redeemable preferred stock                                 (23,000)     (2,525,000)      (175,000)
   Exercise of common stock warrants                                                                       365,000
   Exercise of common stock options                                         230,000
   Redemption and retirement of common stock                               (160,000)
   Issuance of common stock                                                  82,100
   Additions to notes payable to banks                                  101,469,038      58,150,281     16,043,943
   Payments on notes payable to banks                                  (107,569,506)    (63,583,319)    (3,544,274)
   Additions to notes payable subordinated debt                           2,845,771
   Dividends paid on redeemable preferred stock                              (3,723)       (115,793)      (297,192)
   Other                                                                   (461,616)       (112,832)
                                                                            --------        --------     ----------

          Net cash provided by (used in) financing activities            (3,590,936)     (8,186,663)    12,392,477
                                                                          ----------      ---------     ----------

Net increase in cash and cash equivalents                                   476,039         449,929        283,895

Cash and cash equivalents:
   Beginning of year                                                        925,204         475,275        191,380
                                                                            -------          ------        -------

   End of year                                                           $1,401,243      $  925,204       $475,275
                                                                          =========         =======        =======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $1,023,005      $1,713,829       $723,203
                                                                          =========       =========        =======

Supplemental schedule of non-cash financing activity:
   Conversion of preferred stock to common stock                         $  275,000      $                 $
                                                                          =========       =========        =======



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                                  -  GENERAL

Westar Financial Services Incorporated ("WEST" or "the Company") was originally formed in 1985 as Republic Leasing VI, a limited partnership, and incorporated in 1989 in the state of Delaware. At a special shareholders' meeting held on March 25, 1996, the shareholders of RLI approved a plan of merger between WEST and RLI. The merger effected the reincorporation of RLI in the State of Washington and the change of name to Westar Financial Services Incorporated.

                                 -  OPERATIONS

Westar Financial Services Incorporated (OTC:WEST) originates, decisions, commits to and fulfills consumer financings for itself and others. Westar currently originates financial transactions through four channels: Dealer Direct Retail Leasing (DDRL), Internet, Intranet and Private Label. The Company employs diversified funding strategies utilizing securitizations and Securities Based Asset Sales ("SBAS") as well as interim warehouse financing. The Company services leases during their term and remarkets used automobiles upon the expiration of the leases. At March 31, 2000, the Company holds a lease servicing portfolio in excess of $201 million. The Company earns fees for decisioning and fulfilling financial transactions for others.

                        -  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (WEST), its 100% owned subsidiary Westar Finance Holding Co., Westar's 100% owned subsidiary Westar Auto Holding Company, Inc. (WestAH), their 100% owned subsidiary Westar Auto Finance, LLC (WestAF) and the Westar Lease Origination Trust (WestLOT), a Massachusetts business trust registered in the State of Washington, beneficially owned by WestAF. All intercompany accounts and transactions have been eliminated in consolidation.

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

One dealer accounts for 12% of lease originations in the current year. One dealer accounted for 22% of lease originations in 1999. No dealers accounted for more than 10% of lease volume in 1998.

The Company requires all lessees to provide adequate collateral protection and liability insurance throughout the term of the lease contracts. The Company also has contingent collateral and liability insurance which protects the Company from lapses in the lessee's insurance and it maintains lease value deficiency ("GAP") insurance on "DDRL" contracts originated prior to 1999, which protects the lessee and the Company from all or a portion of losses associated with deficiencies between the leased vehicle's value and the balance on the related lease contract. Since loss experience has been low, the Company presently self-insures against GAP loss.

A significant portion of the Company's business activity is with customers located in the states of Oregon, Arizona, Washington and California. There were no other significant regional, industrial or group concentrations during any of the three years ended March 31, 2000.

                         -  CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

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

                     -  FURNITURE, FIXTURES AND EQUIPMENT

At March 31, 2000 and 1999, furniture, fixtures and equipment of $949,953 (net of accumulated depreciation of $808,739) and $419,573 (net of accumulated depreciation of $451,282), respectively, are included in other assets. They are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. Included in this total are assets subject to capital leases in the amount of $247,376 (net of accumulated amortization of $402,741) and $177,842 (net of accumulated amortization of $228,218) for the years ended March 31, 2000 and 1999, respectively. These assets are stated at cost less accumulated amortization and are amortized over the term of the lease.

                             -  INTANGIBLE ASSETS

At March 31, 2000 and 1999, intangible assets of $8,403 (net of accumulated amortization of $142,640) and $11,312 (net of accumulated amortization of $129,423), respectively are included in other assets, and consist of unamortized debt origination costs. The debt origination costs incurred in relation to the revolving credit agreement with Bank One and a private placement are amortized on a straight-line basis over the remaining term of the agreements.

                         -  STOCK BASED COMPENSATION

During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, effective for years beginning after December 15, 1995. The statement requires expanded disclosure of stock-based compensation arrangements and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not require alteration of the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in APB Opinion No. 25, but are now required to disclose the pro forma amounts of net income (loss) and earnings (loss) per share that would have been reported had they elected to follow the fair value recognition provision of SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. As the Company continues to apply APB Opinion No. 25 and related interpretations.

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

Loss per share is computed using the weighted-average number of common shares outstanding. Net loss used in the computation of loss per share has been increased to include the required amount of dividends on the redeemable preferred stock of $126,181, $161,274 and $390,673 for the years ended March 31, 2000, 1999 and 1998, respectively. Dilutive loss per share calculations do not include 630,900, 399,833 and 242,000 shares for fiscal years 2000, 1999 and 1998, respectively of common stock options as the effect would be anti-dilutive.

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

              -  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not currently or intend to engage in any derivative or hedging activities. As such, the accounting and disclosure prescribed by SFAS No. 133 are not expected to have a material impact on the Company.

 In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that FIN 44 would have a material effect on the Company's financial position and results of operations.

2  ACCOUNTS AND OTHER RECEIVABLES:

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

At March 31, 2000 and 1999, accounts receivable includes a remaining balance of approximately $94,000 and $155,000, respectively, associated with a customer which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee in that case managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the Unsecured Creditors' benefiting from the plan (of which the Company is a participating beneficiary). The Trustee appointed for the reorganizing company is a related party (see note 9). The Company expects full recovery as a result of the plan. The Trust is presently liquidating and preparing to distribute cash.

3  SECURITIZATIONS AND SBAS:

The Company relies upon sales of leases into various forms of traditional securitizations, Securities Based Asset Sales ("SBASs") and Asset Backed Commercial Paper ("ABCP") facilities to generate cash proceeds for repayment of its warehouse credit facility and to create the availability of capital to originate additional leases. Revenues generated by the Company's securitizations are likely to represent a significant portion of the Company's revenues.

During the fiscal year ended March 31, 2000, the Company completed eleven SBAS or ABS transactions which generated approximately $112.2 million of proceeds from private-placement offerings referred to as 1999 PIC-B to 1999 PIC-J (excluding 1999 PIC-G) and 2000 PIC-A to 2000 PIC-C. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold. Such un-remitted portion of proceeds represents servicing income and a credit enhancement to the purchase of trust certificates, as it provides additional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the securitizations, which have a maximum term of 63 months. As part of the transaction, the Company sells the tax benefit related to depreciation of the leased equipment to a third party. The Company retains all servicing rights and responsibilities through the life of the portfolio.

The Company's proprietary Carlson Trust Structure is a multi-use, reusable, "titling trust" structure used to facilitate auto lease securitizations, warehouse financing, pooled SBASs and flow funding facilities. Additionally, the simplified trust structure reduces costs by eliminating the need to establish new trusts for each securitization. The Carlson Trust is a "titling trust" whereby the vehicles are titled once and only once in the name of the trust regardless of how the lease and vehicle will be ultimately financed.

4  LEASES:

Components of the operating leases held for sale as of March 31, 2000 and 1999 are as follows:


                                         2000         1999
                                         ----         ----
Operating Leases Held For Sale         $2,954,105   $9,845,103
     Less:  accumulated depreciation       35,407      142,330
                                           ------      -------
Sub-total                               2,918,698    9,702,773
     Allowance for losses                (90,868)     (62,760)
                                          ------       ------
Net operating leases                   $2,827,830   $9,640,013
                                       ==========   ==========


Components of the net investment in direct financing leases as of March 31, including guaranteed residual values, are as follows:


                                    1999
                                    ----
Total minimum lease payments
receivable                       $119,418
      Unearned income             (15,599)
                                   ------
Sub-total                         103,819
     Allowance for losses          (1,280)
                                    -----
Net investment in direct         $102,539
financing leases                 ========


At March 31, 2000, the net investment in direct financing leases is $0.

The future annual minimum lease payments at March 31, 2000, including guaranteed residual values, approximated $0.5, $0.5, $1.0, $0.9 and $0.5 million for the five years ending 2004. The remaining balance of $0.3 million is to be received thereafter.

The lessees have options to purchase the underlying asset at the end of the lease term at the stated residual, which is not less than the book value at termination.

A summary of activity in the Company's allowance for credit losses which relates to operating leases, direct financing leases and other receivables for each of the years in periods ended March 31, are as follows:


                                        2000        1999
                                        ----        ----
Beginning balance                      $175,555    $198,410

Provision:
         Operating leases                65,500      61,008
         Direct financing leases                      1,281
                                         ------       -----
                                         65,500      62,289
Net charge-offs:
         Operating leases              (14,433)     (6,048)
         Direct financing leases       (24,239)    (79,096)
                                        ------      ------
Balance, end of year                   $202,383    $175,555
                                        =======     =======


5  NOTES PAYABLE BANKS AND OTHERS

                            -  NOTES PAYABLE BANKS

The Company entered into a credit facility agreement ("credit facility") with Bank One, Columbus, NA in August 1998 which set the warehouse credit facility of $26 million. The credit facility provides short term borrowing from 95% to 97% of the cost of the leased equipment and is secured only by the pledge of the Asset Specific Trust Instrument ("ASTI") generated upon the origination of the lease. The credit facility calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization or SBAS of the underlying lease contracts. The credit facility calls for interest, payable quarterly, at three percent (3%) above the 30-day LIBOR rate. The credit facility requires the Company to comply with quarterly debt/equity ratios, net worth minimums (as defined) and prohibits the payment of dividends on common stock. At March 31, 2000, the Company exceeded certain covenants and the lender has waived these breached covenants through August 1, 2000.

At March 31, 2000 and 1999, $3.3 million and $9.4 million was outstanding under the line, respectively. The highest outstanding balance throughout the year was $15.5 million in April of 1999. The weighted average rate of interest paid under the credit facility was 8.35% and 8.43% during the years ended March 31, 2000 and 1999, respectively (calculated using the number of days each rate was outstanding for the fiscal year). The interest rate at March 31, 2000 and 1999 was 8.93% and 7.96%, respectively. Additionally, the credit facility requires payment of a quarterly non-utilization fee of .125% on the unused portion of the line, which at March 31, 2000 was $21.7 million. In July 1998, a new amended and restated agreement, with terms and conditions similar to the original agreement, was reached which set the warehouse line at $15 million. This amended and restated agreement was renewed in September 1999 at $25 million. The note is due September 30, 2000.

In August 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan is collateralized by a perfected first security position in the Company's interest in 1996 PIC-A & 1996 PIC-B. The interest rate is three percent (3%) above the 30-day LIBOR rate. The note was due September 30, 1999 and was extended to August 21, 2000 with a maximum balance of $500,000. The balance at March 31, 2000 and 1999 was $500,000.

The Company paid cash for interest on notes payable to banks of $455,409, $1,348,684 and $698,801 for the years ended March 31, 2000, 1999 and 1998, respectively.

The future annual repayments related to notes payable to banks approximated $3.8 million and are due in fiscal year 2001.

                          -  NOTES PAYABLE AFFILIATES

LINE OF CREDIT: In January 1997, the Company entered into a subordinated note agreement to borrow up to $750,000 due to a related party. The note is subordinated to the bank borrowings and was due June 15, 2000 and was paid in full on May 12, 1999. Interest is payable at the rate of 8%. The balance at March 31, 2000 and 1999 was $0 and $4,040, respectively.

SUBORDINATED CONVERTIBLE DEBT: In April 1997, the Company entered into an agreement to borrow $1,500,000 from a related party. The loan is due at the earlier of (i) April 30, 2001 or (ii) receipt by the Company of not less than $5,000,000 in proceeds from one or more closings of its current offerings of Units, consisting of convertible subordinated notes or any other similar financing. The note bears interest at the rate of 9%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The difference between the fair market value of the then outstanding common stock and the strike price of the warrants was recorded as non-cash interest and amortized over the original term of the note. The note balance at March 31, 2000 and 1999 was $1,500,000.

SUBORDINATED DEBT: In January 1998, the Company entered into an agreement to borrow $500,000 from a related party. The note is due April 30, 2001. The note bears interest at the rate of 9.5%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2000 and 1999 was $500,000 and $250,000, respectively.

SUBORDINATED DEBT: In January 2000, the Company entered into an agreement to borrow $1,200,000 from a related party. The note is due April 30, 2001. The note bears interest at the rate of 6%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2000 was $1,450,000.

SUBORDINATED DEBT: In May 2000, the Company entered into an agreement to borrow $250,000 from a related party. The note is due

April 30, 2001. The note bears interest at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2000 was $250,000.

SUBORDINATED DEBT: In June 2000, the Company entered into an agreement to borrow $600,000 from a related party. The note is due April 30, 2001. The note bears a variable rate of interest, currently at the rate of 10%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2000 was $600,000.

SUBORDINATED CONVERTIBLE DEBT: In May 1998, the Company entered into an agreement with a related party to borrow $4,000,000 subordinated convertible debt. A portion of the proceeds were used to redeem Preferred Stock. The note is convertible into 20% of the Company's common stock. The note is to be repaid no later than May 2003 and bears interest at the rate of 10.5%. The balance at March 31, 2000 was $4,000,000.

NOTE PAYABLE: In May 1998, the Company entered into an agreement with a related party to redeem its Series 3 Preferred Stock with a par value of $500,000 for a note payable in the amount of $500,000. The note bears interest at the rate of 9.25% which is paid quarterly. The note matured April 1, 1999. The note was amended on March 31, 1999 and reflects the maturity date to be one-eighth of the principal balance paid quarterly, beginning fourth quarter of fiscal 1999. The balance at March 31, 2000 was $187,605.

The future annual repayments related to notes payable affiliates approximated $1.6, $2.9, $4.0, $0 and $0 million for the five years ending 2005.

OBLIGATIONS UNDER CAPITAL LEASES:

At March 31, 2000 the Company had several sale/leaseback transactions with T&W Financial Corporation, a related party (see note 9). Payments of principal and interest are due in monthly installments of $15,609. Interest is imputed at the rate of approximately 9.3%. The balance at March 31, 2000 and 1999 was $334,909 and $184,317, respectively.

At March 31, 2000 the future minimum lease payments are as follows:


                  March 31, 2001                     $ 149,374
                  March 31, 2002                       103,314
                  March 31, 2003                        52,848
                  March 31, 2004                        24,981
                  March 31, 2005                         4,392
                                                         -----
                           Total                     $ 334,909
                                                       =======


The Company paid cash for interest on notes payable affiliates, repurchase credit facility and obligations under capital leases of $529,932 and $355,626 for the years ended March 31, 2000 and 1999, respectively.

OBLIGATIONS UNDER OPERATING LEASES:

At March 31, 2000 the Company had several operating leases for offices and office equipment. These obligations extend through 2005. Rental expense for these operating leases is $239,296 and $94,491 for the years ended March 31, 2000, and 1999.

At March 31, 2000 the future minimum lease payments are as follows:


                  March 31, 2001                    $  669,805
                  March 31, 2002                       625,205
                  March 31, 2003                       555,437
                  March 31, 2004                       522,578
                  March 31, 2005                       502,224
                                                    ----------
                           Total                    $2,875,249
                                                    ==========


6  FEDERAL INCOME TAXES:

The provision for income tax expense (benefit) consists of the following for the years ended March 31, 2000, 1999 and 1998:


Deferred - Federal:             $70,263     $63,164     $2,263,073


The components of deferred taxes were as follows for the years ended March 31, 2000, 1999 and 1998:


                                2000         1999          1998
                                ----         ----          ----
Deferred tax assets:
 NOL carryforward             $4,674,039    $3,340,979    $2,753,523
 Bad debt allowance               37,915        59,689        67,459
 Other                           114,066       104,314       146,990
                                 -------       -------       -------
 Total gross deferred
  tax assets                   4,826,020     3,504,982     2,967,972
 Less: valuation
  allowance                    4,709,778     3,482,518     2,936,206
                               ---------     ---------     ---------
                                 116,242        22,464        31,766

 Direct financing leasing                      (8,160)      (16,399)
 Accelerated depreciation
   and other                   (116,242)      (14,304)      (15,367)
                                -------        ------        ------
 Total gross deferred tax
  liabilities                  (116,242)      (22,464)      (31,766)
                                -------        ------        ------
Net deferred tax assets       $       0     $       0     $       0
                              ---------     ---------     ---------


The valuation allowance for deferred tax assets as of March 31, 2000, 1999 and 1998 was $4,709,778 $3,482,518 and $2,936,206, respectively.

At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14 million. These are available to offset future federal taxable income through 2009. The Company recorded a 100% valuation allowance against the deferred tax asset in fiscal 2000, 1999 and 1998.

7  REDEEMABLE PREFERRED STOCK:

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

The following represents the Company's preferred stock activity for the years ended:


                              Series
                              ------
                         1        2       3        4      Total

March 31, 1997         1,500     300    1,198    1,250    4,248
Shares redeemed         (100)    (69)      (6)             (175)
                         ---      --        -    -----      ---
March 31, 1998         1,400     231    1,191    1,250    4,073
Shares redeemed       (1,125)   (231)  (1,169)           (2,525)
                       -----     ---    -----    -----    -----
March 31, 1999           275       0       23    1,250    1,548
Shares redeemed         (275)             (23)             (298)
                         ===               ==               ===
March 31, 2000             0       0        0    1,250    1,250
                           =       =        =    =====    =====
Shares authorized      1,500     300    1,200    1,250    4,250
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



8 COMMON STOCK, OPTIONS AND WARRANTS:

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

In March 1995, the Company entered into an agreement with The Industrial Bank of Japan, Limited ("IBJ") related to the placement of securities backed by auto lease receivables. The agreement also entitles IBJ to warrants for the purchase of 71,000 shares @ $.50 per share of the Company's common stock. The warrants have no expiration date.

The Company entered into a note agreement with & Capital, Inc., a related party (see Note 5 and Note 9) that grants to the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The Company recorded a discount of $371,496 for the fair value of the warrants, which is the difference between the fair value of the common stock and the exercise price. This difference was amortized over the life of the note and charged to non-cash interest expense.


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

The following summarizes the activity related to options and warrants excluding IBJ warrants and the & Capital, Inc. warrants (see Note 5 and Note 9):


                                                      Weighted
                                                       Average
                     Shares      Price Per Share    Exercise Price

March 31, 1997         690,800   $0.50 to $7.25          $1.25

     Granted            37,000   $5.00 to $11.00         $8.24
     Exercised       (475,000)   $0.50 to $2.00          $0.77
     Expired          (10,800)   $0.50 to $2.00          $1.44
                       ------

March 31, 1998         242,000   $0.50 to $11.00         $3.26

     Granted           237,833    $2.625-$4.00           $3.41
     Exercised
     Expired          (80,000)    $.50 to $7.25          $2.94
                       ------
March 31, 1999         399,833   $2.00 to $11.00         $3.41
                       =======
     Granted           500,400    $2.625-$8.00           $5.78
     Exercised       (115,000)        $2.00              $2.00
     Expired         (154,333)   $2.625-$5.6875          $4.13
                      -------

March 31, 2000         630,900   $2.00 to $11.00         $5.375
                       =======


Information relating to stock options at March 31, 2000 summarized by exercise price is as follows:


-------------------------------------------------------------------
                Outstanding                       Exercisable
-------------------------------------------------------------------
                        Weighted Average
-------------------------------------------------------------------
 Exercise                                             Weighted
 Price Per                       Exercise             Average
   Share     Shares  Life (Years)  Price   Shares  Exercise Price
   -----     ------  -----------   -----   ------  --------------
   $2.00     10,000      2.667    $2.00    10,000      $2.00
   $2.625    81,500      9.000    $2.625   16,900
   $2.75     20,000      3.208    $2.75    20,000      $2.75
   $4.00     30,000      2.542    $4.00    30,000      $4.00
   $5.00    134,400      7.998    $5.00    10,000      $5.00
   $6.00    265,000      4.722    $6.00   235,000      $6.00
   $7.00     40,000      2.250    $7.00
   $8.00     30,000      2.542    $8.00
   $9.00     10,000      2.375    $9.00
  $11.00     10,000      2.375   $11.00

-------------------------------------------------------------------
            630,900      5.45     $5.37   321,900      $5.14
-------------------------------------------------------------------


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Effective for fiscal 1996, the Company adopted the disclosure requirements of SFAS 123 "Accounting for Stock Based Compensation." SFAS 123 requires that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. The fair value of the options granted during fiscal years 2000, 1999 and 1998 is estimated using the Black-Scholes option pricing model. Had compensation cost for stock based compensation been determined based on the fair value at the grant dates beginning in 1996, consistent with the method of SFAS 123, the Company's net loss applicable to common stock and loss per common share for the years ended March 31, 2000, 1999 and 1998, would have been increased to the pro forma amounts presented below:


(in thousands, except per share data):
                                                 2000      1999      1998
                                                 ----      ----      ----
 Net loss applicable to common stock
 -----------------------------------
As reported                                    $(4,048)  $(1,985)  $(5,453)
Pro Forma                                      $(4,280)  $(2,032)  $(5,543)

 Loss per common share, basic
 ----------------------------
As reported                                     $(1.79)    $(.91)   $(2.99)
Pro Forma                                       $(1.89)    $(.93)   $(3.03)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998, respectively: expected life of the options 6, 4 and 5 years for 2000, 1999 and 1998, respectively, risk-free interest rate of approximately 5.60%, 5.43% and 6.2%, no dividend yield, and volatility of 122%, 2.45% and 136%. The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 approximated $3.35, $2.35 and $4.05 per option, respectively.

9 OTHER RELATED PARTY TRANSACTIONS:

The Company entered into certain related party transactions related to debt and other transactions (See Note 5).

The Company holds a receivable in the amount of approximately $94,000 and $155,000 as of March 31, 2000 and 1999, respectively, from CASR Trust. An officer/director of the Company is the court appointed trustee of CASR Trust. The trust was established by the bankruptcy court for the benefit of the creditors of All Season's Resort.

10 SUBSEQUENT EVENTS:

In April 2000, the Company entered into a sale/leaseback with Banc One Leasing Corporation in the amount of $514,944. The contract is to be repaid in 60 equal payments of $10,821.84.

In May 2000, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its nineteenth SBAS or ABS placement of $11.8 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $83,400, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

In June 2000, CarPoint, a subsidiary of Microsoft, purchased DriveOff.com in which the Company is the exclusive financial administrator and fulfillment agent.

In June 2000, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its 20th SBAS or ABS placement of $11.2 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds were reduced by a reserve in the amount of $80,000, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

In June 2000, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its twenty-first securitization. The Company directly placed bonds backed by $28.8 million of automobile lease receivables with a group of insurance companies managed by ING Investment Management. The transaction includes a pre-funding period. The Company funded $12.9 million of leases as of June 30, 2000, which included a $623,000 credit enhancement receivable that the Company expects to receive over the life of the portfolio. The Company continues to service the leases securitized.

In June and July 2000, the Company received $3.0 million of promissory notes. The short-term notes have no prepayment penalty and are to be repaid with interest, calculated at 9%. Currently these notes mature over the next 12 months with $1.0 million due on September 4, 2000, $1.0 million due on June 4, 2001 and $1.0 million due on July 4, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information called for by Part II, Item 9, was included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders held on September 27, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Other Matters." Such Proxy Statement was filed within 120 days of the Company's year end.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committees of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 25, 2000, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 25, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation."

Such Proxy Statement will be filed within 120 days of the Company's year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 25, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.

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

                             10.24  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

                             10.25  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

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

                             10.28  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Partners, L.P., as the lender dated
                                    December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

                             10.29  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Partners, L.P., as the lender dated
                                    December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

                             10.30  The amended agreement between Westar
                                    Financial Services Incorporated and a
                                    director, as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

                             10.31  The amended agreement between Westar
                                    Financial Services Incorporated and

                                    Puget Sound Investors, dated December 1,
                                    1999 incorporated by reference to the
                                    Exhibit to Form 10-Q dated January 28, 2000.

                             10.32  The amended agreement between Westar
                                    Financial Services Incorporated and Bank
                                    One, dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.


                             10.33  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Partners, L.P., as the lender dated
                                    March 10, 2000.

                             10.34  The amended agreement between Westar
                                    Financial Services Incorporated and &
                                    Capital, Partners, L.P., as the lender dated
                                    March 10, 2000.


                             10.35  The amended agreement between Westar
                                    Financial Services Incorporated and a
                                    director, as the lender dated March 10,
                                    2000.

                             10.36  The amended agreement between Westar
                                    Financial Services Incorporated and Puget
                                    Sound Investors, dated March 10, 2000.

                             10.37  The amended agreement between Westar
                                    Financial Services Incorporated and Bank
                                    One, dated March 10, 2000.

                             10.38  The amended agreement between Westar
                                    Financial Services Incorporated and Bank
                                    One, as the lender dated July 31, 1999.

                             10.39 The agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated January 7, 2000.

                             10.40  The amended agreement between Westar
                                    Financial Services Incorporated and Navidec,
                                    Inc., as the lender dated March 31, 2000.

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

Dated:  July 14, 2000              WESTAR FINANCIAL SERVICES INCORPORATED
                                   (successor to Republic Leasing Incorporated)


                                   /s/ R.W. Christensen, Jr.
                                   ---------------------------------------------
                                   By:  R.W. Christensen, Jr., President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: July 14, 2000               /s/ R.W. Christensen, Jr.
                                   ---------------------------------------------
                                   R.W. Christensen, Jr., Director and
                                   Principal Executive Officer


Dated: July 14, 2000               /s/ Cindy A. Kay
                                   ---------------------------------------------
                                   Cindy A. Kay, Vice President & Controller


Dated: July 14, 2000               /s/ Joel I. Davis
                                   ---------------------------------------------
                                   Joel I. Davis, Director and
                                   Assistant Secretary


Dated July 14, 2000                /s/ Robert L. Lovely
                                   ---------------------------------------------
                                   Robert L. Lovely, Director