Form 10-Q
period 2000-06-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 2000-08-21
CIK 761682

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

For Quarter Ended:  June 30, 2000

Commission File Number:  2-95465-S

                     WESTAR FINANCIAL SERVICES INCORPORATED
             (Exact name of registrant as specified in its charter)

              Washington                             91-1715252
    (State or other jurisdiction of     (IRS Employer Identification Number)
     Incorporation or organization)

            The Financial Center; Tumwater, WA               98501
          (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (360) 754-6227

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes:   X           No:
                           -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Common Stock                             2,348,120
                Class              Number of Shares Issued at June 30, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
As Of June 30, 2000 and March 31, 2000

                                                                                 June 30               March 31
                                                                              (Unaudited)
                                                                           -------------------    -------------------
Cash                                                                               $1,227,475             $1,401,243
Accounts receivable, net of allowance
  for credit losses                                                                   532,637                385,602
Credit enhancement and cash reserves receivable                                     2,815,646              2,218,897
Operating leases held for sale, net of allowance
  for credit losses                                                                 6,904,728              2,827,830
Proceeds receivable from securitzation                                             11,762,569
Deferred tax asset, net of valuation allowance
  Of $5,460,637 and $4,709,778, respectively
Fixed and other assets                                                              1,766,065              1,042,118
                                                                           -------------------    -------------------

                                                                                  $25,009,120             $7,875,690
                                                                           ===================    ===================



Accounts payable                                                                   $3,743,235             $4,141,841
Notes payable to banks                                                             21,179,986              3,842,471
Notes payable affiliates                                                           10,857,160              8,822,514
Other liabilities                                                                   2,578,901              2,181,848
                                                                           -------------------    -------------------

                                                                                   38,359,282             18,988,674
                                                                           -------------------    -------------------


Redeemable preferred stock                                                          1,250,000              1,250,000
                                                                           -------------------    -------------------


Common stock, no par value                                                          3,716,177              3,716,177
Paid in capital - stock warrants                                                      371,495                371,495
Accumulated deficit                                                               (18,687,834)           (16,450,656)
                                                                           --------------------   --------------------

                                                                                  (14,600,162)           (12,362,984)
                                                                           --------------------   --------------------

                                                                                  $25,009,120             $7,875,690
                                                                           ===================    ===================

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2000 and 1999

(Unaudited)


                                                                                      Three Months Ended
                                                                                  2000                   1999
                                                                           -------------------    -------------------
Revenues:
Revenues from sales and securitizations                                           $35,469,850            $24,121,907
Earned income on direct financing leases                                                                         494
Revenues from operating leases                                                        838,127                455,195
Administrative fee income                                                             740,490                451,392
Service fee income                                                                    150,953                 61,826
Other income                                                                           15,689                  3,884
                                                                           -------------------    -------------------

Gross revenues                                                                     37,215,109             25,094,698

Direct Costs:
Costs related to sales and securitizations                                         36,588,218             24,147,384
Interest                                                                              277,066                134,688
Depreciation expense on operating leases                                              500,561                312,036
Provision for credit losses                                                             7,500                 43,000
Origination Fees                                                                      108,900
Other                                                                                 146,200                160,805
                                                                           -------------------    -------------------

Total direct costs                                                                 37,628,445             24,797,913
                                                                           -------------------    -------------------

Gross Margin                                                                         (413,336)               296,785

General and administrative expenses                                                 1,578,438              1,068,050
                                                                           -------------------    -------------------

Loss before subordinated debt interest                                             (1,991,774)              (771,265)

Subordinated debt interest expense                                                    216,812                171,397

Loss before federal income tax benefit                                             (2,208,586)              (942,662)

Income tax benefit

                                                                           -------------------    -------------------

Net loss                                                                           (2,208,586)              (942,662)

Dividends on redeemable preferred stock                                               (28,592)               (35,408)
                                                                           --------------------   --------------------

Net loss applicable to common stock                                                (2,237,178)              (978,070)
                                                                           ====================   ====================

Weighted average number of shares                                                   2,348,120              2,222,300
                                                                           ====================   ====================

Net loss per common share                                                               (0.95)                 (0.44)
                                                                           ====================   ====================


See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended June 30, 2000 and 1999
(Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

                                                                                  2000                   1999
                                                                           -------------------    -------------------
Net cash provided by (used in) operating
  activities                                                                    ($18,736,391)                $163,068
                                                                           -------------------    --------------------

Cash flows used in investing activities:
Other                                                                                (809,538)              (268,441)
                                                                           --------------------   --------------------

Net cash used in investing activities                                                (809,538)              (268,441)
                                                                           --------------------   --------------------


Cash flows from financing activities:
Redemption of redeemable
  preferred stock
Proceeds from issuance of common stock                                                                        70,000
Additions to notes payable to banks                                                40,282,517             22,103,293
Payments on notes payable to banks                                                (22,945,002)           (23,396,422)
Additions to notes payable - subordinated debt                                      2,514,944              1,315,771
Payments on notes payable - subordinated debt                                        (480,298)              (123,717)
Dividends paid on preferred stock
Origination costs
                                                                           -------------------    --------------------

Net cash (used in) provided by financing
  activities                                                                        19,372,161              (31,075)
                                                                           --------------------   -------------------

Net (decrease) increase in cash                                                      (173,768)             (136,448)

Cash:
Beginning of period                                                                 1,401,243                925,204
                                                                           -------------------    -------------------

End of period                                                                      $1,227,475               $788,756
                                                                           ===================    ===================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The Company's consolidated annual financial statements presented in the 2000 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Finance Holding Co. ("WestFH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the three months ended June 30, 2000 and 1999, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's 2000 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenues, expenses, profit, cash flow, balance sheet items, forecasts of demand or market trends for the Company's products and for the auto finance industry or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risks identified in this report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

INTEREST PAID

The Company paid cash for interest of $382,268 and $267,555 for the three months ended June 30, 2000 and 1999, respectively. The change is due to increased volumes of assets warehoused.

PROCEEDS RECEIVABLE FROM SECURITIZATION

In connection with the securitization completed June 30, 2000 the Company has a receivable from ING Investment Management, which was subsequently collected in full July, 2000.

EARNINGS PER SHARE

Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three months ended June 30, 2000 and 1999, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. Earnings per share does not include common stock warrants or common stock options, as the effect is anti-dilutive.

FEDERAL INCOME TAX

The Company provides a 100% valuation allowance against increases in the deferred tax asset balance. Increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax expense for the corresponding period. The deferred tax asset is primarily comprised of tax net operating losses, which expire from 2009 to 2020.

SUBORDINATED DEBT ISSUANCE

In June 2000, the Company entered into an agreement with Navidec Inc. to borrow $1,000,000 as subordinated debt. The note is due June 4, 2001 and bears interest at the rate of 9%.

In June 2000, the Company entered into an agreement with & Capital Partners, LP to borrow $1,000,000 as subordinated debt. The note is due September 4, 2000 and bears interest at the rate of 9%.

SECURITIZATION OR SBAS TRANSACTIONS

The Company completed three Securities Based Asset Sales ("SBASs") or Asset Backed Securitizations ("ABS") transactions in the first quarter of fiscal 2001 in an aggregate amount of $35 million. The Company's proceeds from these transactions were reduced by a credit enhancement in the amount of $623,000 and cash reserves in the amount of $164,000, which are to be received in 60 monthly payments. The Company continues to service the leases securitized. The Company's proprietary origination/issuer/titling securitization structure, Westar Lease Origination Trust, has completed twenty-one securitizations and sales of automobile lease-backed securities in private-placement offerings to date.

The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

SUBSEQUENT EVENTS

In July 2000, the Company entered into an agreement with Navidec, Inc. to borrow $1,000,000 subordinated debt. The note is due July 4, 2001 and bears interest at the rate of 9%.

In August 2000, the Company signed an agreement with Mellon Bank to provide Private Label services to a portion of Mellon's client base. The Mellon program will be launched in the second quarter of fiscal 2001.

In August 2000, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its twenty-second securitization of $14 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a reserve in the amount of $97,000, which is to be received in 60 monthly payments. The Company continues to service the leases securitized. The leases sold in the above transaction are operating leases and they are accounted for in accordance with SFAS 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW

E-COMMERCE ORIGINATION CHANNELS

INTERNET

The Company has formed a strategic alliance with DriveOff.com, Inc. in which WEST is the exclusive financial portal for all of the transactions generated through the Driveoff.com site. The Company began originating transactions through DriveOff.com on September 28, 1999. Driveoff.com began its service in the Rocky Mountain Region and operates in 42 states as of June 30, 2000.

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

INTRANET

During the quarter Westar initiated activities in two additional origination channels, Intranet and Private Label. The Intranet conduit duplicates the operation of Westar's Internet channel except that the entire DriveOff business model and technology are placed within the webspace of another organization, only visible to and usable by members of the host organization. This business model aligns itself with organizations that have extraordinary consumer credibility and intensely loyal constituents. It seeks organizations that want to deliver value through a positive auto experience. Likely candidates for Intranet alliances include large affinity membership organizations, banks or insurance companies. As the exclusive financial hub and fulfillment agent for DriveOff, Westar earns a fee each time a consumer transaction passes through its decisioning process.

Westar and DriveOff are piloting an Intranet effort with Costco Wholesale Corporation (NASD: COST) in five Denver warehouses. The pilot program is expected to last until Fall, 2000.

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

PRIVATE LABEL

Westar's Private Label channel is designed to offer other financial services firms access to Westar's LASIRpro-C- decisioning technology and processes. With LASIRpro, a bank with a consumer automobile leasing need, but without its own capability, can use Westar's technology and processes for real time, real world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset and pricing decisions. Westar receives either fee income or all or a portion of the originationed assets for its services. Westar initiated Private Label activities with the Maitland, Florida office of AmSouth Bancorporation (NYSE: ASO) in April and has agreed to rollout the service in all of AmSouth's markets during the current quarter. Westar has agreed with Mellon Bank (NYSE: MEL) to provide Private Label services to Mellon beginning in the current quarter.

The company is negotiating with other financial institutions in both the Intranet and Private Label channels.

Management believes the diversification provided by four origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

Westar's proprietary LASIRpro system, risk management techniques, innovative decisioning and communications technology and diversified funding strategy are designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

The Company intends to increase its client base in each of its e-commerce origination channels as well as lease originations by continuing to expand its existing dealer relationships within its current geographic market and to engage additional institutional clients in the e-commerce origination channels.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Three months ended June 30, 2000 compared to three months ended June 30, 1999

-------------------------------------------------------------------------------

In the last five years, Westar has recreated itself from a traditional commercial equipment lessor, to a prime credit consumer auto lessor competing within auto dealerships, to a leading Internet financier, and, presently, a four-channel financial portal.

As a financial portal, Westar originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar is creating a business model where it will be relatively indifferent as to the identity of the ultimate investor.

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western states and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. While the Company's statement of operations reports a net loss of approximately $1,883,000 and $943,000 for the three months ended June 30, 2000 and 1999, respectively, it is management's opinion that Westar's proprietary decisioning and fulfillment capabilities are one of the most scalable and marketable programs currently available and a valued investment in the Company's future.

Volume of lease originations increased from 844 leases costing $23 million in the prior year to 1,255 leases costing $41 million in the current period. The face value of leases serviced increased from $118 million to $242 million. The credit quality of originated leases improved, from average FICO scores of 705 in the prior period to 736 in the current period.

Gross revenues for the quarter increased by approximately $12,120,000 or 48%, from $25,095,000 to $37,215,000. The increase in total gross revenue was directly related to the 78% increase in lease volumes. As a result of the increased volumes, revenues from operating leases increased $383,000 or 84% over the prior period from $455,000 to $838,000. Administration fees also increased $289,000 or 64% from $451,000 to $740,000.

Direct costs increased by $12,830,000 or 51%, from $24,798,000 to $37,628,000 primarily due to the increase in lease origination volumes. As a result of the increased volumes, depreciation expense increased $189,000 or 61% from $312,000 to $501,000 in the current period. Interest costs related to warehousing leases increased $142,000 due to the increase in lease volumes being warehoused prior to securitization or sale.

Gross margin decreased by approximately $710,000 or 239%, from $297,000 to ($413,000) in the current period primarily due to the Company's decision to use aggressive pricing to rapidly penetrate and develop a leadership position in its three new origination channels. In line with its strategy, the Company initiated three price increases beginning in late June. The Company's margins have returned to historic levels and the Company is experiencing record volumes.

General and administrative expenses increased by approximately $510,000 or 48%, from $1,068,000 to $1,578,000 primarily due to efforts to open three new distribution channels for financial transaction originations. The most significant increases in general and administrative expense, approximatley 69% of the total increase, occurred in salaries and benefits, rent expense and depreciation expense.

During the next year, the Company expects to create relatively substantial growth in originations, decisionings, commitments and fulfillments as well as in managed assets. Management expects margins from fee income and income earned from its portfolio to increase at least as rapidly as volumes. A significant portion of the difference will be the result of the scalability, which Management believes Westar will realize from its significant investments in technology, innovative processes and alliance channels and its highly skilled and motivated Team Members.

While Westar expects to continue to face intense competition from other firms, particularly the largest banks, financial services companies, the financial subsidiaries of automobile manufacturers and various types of `dot.com' startups, the Company is presently unaware of any direct competitor with the same breadth of enterprise as the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) pay sales or securitization costs;
(iii) satisfy requirements for working capital; (iv) pay operating expenses; (v) satisfy debt service; (vi) pay preferred stock dividends; (vii) implement its e-commerce expansion; and, (viii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period, but in a securitization transaction a portion of the cash underlying such revenues is held back and collected or used to satisfy related debt obligations of the lease purchaser based on performance of the lease portfolio securitized. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations and SBASs, portfolio sales and sales of equity and debt securities.

In June and July 2000, the Company received $3.0 million from subordinated promissory notes. The notes have no prepayment penalties and are to be repaid with interest, calculated at 9%. These funds are being utilized for working capital requirements and will be repaid with future proceeds from additional equity or debt financing, if any. Currently these notes mature over the next 12 months with $1.0 million due on September 4, 2000, $1.0 million due on June 4, 2001 and $1.0 million due on July 4, 2001. The Company anticipates additional funds to be received prior to fiscal 2001 year end.

To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP") facilities with a number of banks. The diversification of funding strategies will improve long-term business performance, strengthen the Company's competitive position and build a sustainable competitive advantage.

Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of June 30, 2000, the Company has completed twenty-one securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In September 1999, Management renewed the financing facility at $25 million. At June 30, 2000, the Company had received a waiver of certain loan covenants through August 21, 2000 and is currently negotiating the renewal and expansion of this facility. There can be no assurance that such negotiations will be successful.

This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases, short-term liabilities and general and administrative expenses. Management anticipates increased originations coupled with higher margins will generate additional cash flows to be utilized for working capital requirements. At June 30, 2000 the unused portion of the warehouse line is $4.3 million.

It is the opinion of Management that, as of June 30, 2000, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company originates and warehouses, until sufficient volumes are pooled for securitization or sold through portfolio sale transactions, fixed-rate assets. The Company is at risk from interest rate fluctuations while the assets are being warehoused. The Company recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of interest rate fluctuations on earnings. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all leased assets pooled in a typical $30 million securitization, the Company's after-tax earnings on the transaction would change by approximately $700,000. The Company has developed sophisticated models to assess the sensitivity of its earnings to changes in market interest rates and will be able to use various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. At June 30, 2000, the Company had no open interest rate hedge contracts. These models and tools provide management both the information needed to make timely pricing decisions as well as market alternatives to manage and minimize risk. In a rising rate environment the Company's gross margin will tend to narrow.

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

                           10.28 The amended agreement between Westar Financial Services Incorporated and & Capital Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

                           10.29 The amended agreement between Westar Financial Services Incorporated and & Capital Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

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

                           10.33 The amended agreement between Westar Financial Services Incorporated and & Capital Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.34 The amended agreement between Westar Financial Services Incorporated and & Capital Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.35 The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.36 The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.37 The amended agreement between Westar Financial Services Incorporated and Bank One, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.38 The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 31, 1999 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.39 The agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated January 7, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.40 The amended agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated March 31, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

                           10.41 The agreement between Westar Financial Services Incorporated and & Capital Partners L.P., as the lender dated June 5, 2000.

             27.  Financial Data Schedule

        14 (b) Reports ON FORM 8-K

                None

                              SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WESTAR FINANCIAL SERVICES INCORPORATED

August 21, 2000                 R. W. Christensen, Jr., President
(Date)                          (Signature)


August 21, 2000                 Cindy A. Kay, Vice President & Controller
(Date)                          (Signature)