Form 10-Q
period 2000-09-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 2000-11-14
CIK 761682

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 2-95465-S

WESTAR FINANCIAL SERVICES INCORPORATED
(Exact name of registrant as specified in its charter)

Washington	91-1715252
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
The Financial Center; Tumwater, WA	98501
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (360) 754-6227

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock	2,348,120
Class	Number of Shares Issued at November 1, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
As Of September 30, 2000 and March 31, 2000

	September 30 (Unaudited)	March 31
Cash	$947,920	$1,401,243
Accounts receivable, net of allowance for credit losses	924,537	385,602
Credit enhancement receivable, net of allowance for credit losses	2,648,308	2,218,897
Operating leases held for sale, net of allowance for credit losses	2,064,816	2,827,830
Direct financing receivable, net of allowance for credit losses	2,943,332
Deferred tax asset, net of valuation allowance of $5,976,201 and $4,709,778, respectively
Fixed and other assets	1,831,966	1,042,118

	$11,360,879	$7,875,690

Accounts payable	$3,324,457	$4,141,841
Notes payable to banks	7,854,846	3,842,471
Notes payable affiliates	12,223,075	8,822,514
Other liabilities	2,844,190	2,181,848

	26,246,568	18,988,674

Redeemable preferred stock	1,250,000	1,250,000

Common stock, no par value	3,716,177	3,716,177
Paid in capital—stock warrants	371,495	371,495
Accumulated deficit	(20,223,361)	(16,450,656)

	(16,135,689)	(12,362,984)

	$11,360,879	$7,875,690

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months and six months ended September 30, 2000 and 1999
(Unaudited)

	Three Months Ended		Six Months Ended
	2000	1999	2000	1999
Revenues:
Revenues from sales and securitizations	$57,063,616	$32,017,519	$92,533,466	$56,139,426
Revenues on direct financing assets	23,390		23,390	494
Revenues from operating leases	1,107,004	368,839	1,945,131	824,034
Administrative fee income	1,173,080	485,872	1,913,570	937,264
Service fee income	179,530	81,965	330,483	143,791
Other income	82,684	129,341	98,373	133,225

Gross revenues	59,629,304	33,083,536	96,844,413	58,178,234
Direct Costs:
Costs related to sales and securitizations	57,257,597	31,812,274	93,845,815	55,959,658
Interest	405,644	70,132	682,710	204,820
Depreciation expense on operating leases	786,995	276,022	1,287,556	588,058
Origination fees	387,200		496,100
Provision for credit losses	7,500	7,500	15,000	50,500
Other	361,316	169,200	507,516	330,005

Total direct costs	59,206,252	32,335,128	96,834,697	57,133,041

Gross Margin	423,052	748,408	9,716	1,045,193
General and administrative expenses	1,659,750	1,185,090	3,238,188	2,253,139

Loss before subordinated debt interest	(1,236,698)	(436,682)	(3,228,472)	(1,207,946)
Subordinated debt interest expense	(269,923)	(191,438)	(486,735)	(362,836)

Loss before federal income tax benefit	(1,506,621)	(628,120)	(3,715,206)	(1,570,782)
Income tax benefit

Net loss	(1,506,621)	(628,120)	(3,715,206)	(1,570,782)
Dividends on redeemable preferred stock	(28,906)	(32,548)	(57,498)	(67,956)

Net loss applicable to common stock	$(1,535,527)	$(660,668)	$(3,772,704)	$(1,638,738)

Weighted average number of shares	2,348,120	2,277,889	2,348,120	2,277,889

Net loss per common share	$(.65)	$(.29)	$(1.61)	$(.73)

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended September 30, 2000 and 1999
(Unaudited)
Increase (Decrease) in Cash

	2000	1999
Net cash provided by (used in) operating activities	$(6,775,431)	$$6,717,188

Cash flows used in investing activities:
Other	(1,090,828)	(476,776)

Net cash used in investing activities	(1,090,828)	(476,776)

Cash flows from financing activities:
Proceeds from issuance of common stock		70,000
Additions to notes payable to banks	92,850,632	45,700,660
Payments on notes payable to banks	(88,838,257)	(53,470,341)
Additions to notes payable—subordinated debt	4,014,944	1,315,771
Payments on notes payable—subordinated debt	(614,383)	(234,557)

Net cash provided by (used in) financing activities	7,412,936	(6,618,467)

Net decrease in cash	453,323	378,055
Cash:
Beginning of period	1,401,243	925,204

End of period	$947,920	$547,149

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    The Company's consolidated annual financial statements presented in the 2000 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Finance Holding Co. ("WestFH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the six months ended September 30, 2000 and 1999, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the six months ended September 30, 2000, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's 2000 Annual Report on Form 10-K.

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

Interest Paid

    The Company paid cash for interest of $368,042 and $278,688 for the three months ended and $750,310 and $546,243 for the six months ended September 30, 2000 and 1999, respectively. The change is due to increased volumes of assets warehoused.

Earnings Per Share

    Earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the three and six months ended September 30, 2000 and 1999, respectively. Net loss used in the computation of earnings per share has been increased to include the redeemable preferred stock dividends. Earnings per share does not include common stock warrants or common stock options, as their effect is anti-dilutive.

Direct Financing Receivables

    The Company repurchased the stream of cash flows from the 1996-A and 1996-B Securitization from the Industrial Bank of Japan in August 2000. The Company will receive the cash flows over the next 18 months. The Company has an allowance in the amount of $44,000 set up to offset any uncollectable accounts.

Federal Income Tax

    The Company provides a 100% valuation allowance against increases in the deferred tax asset balance. Increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax expense for the corresponding period. The deferred tax asset is primarily comprised of tax net operating losses, which are available for an average of 13 years to offset future reported tax liabilities.

Notes Payable Affiliates

    In July 2000, the Company entered into an agreement with Navidec, Inc. to borrow $1,000,000 as subordinated debt. The note is due July 5, 2001 and bears interest at the rate of 9%.

    In August 2000, the Company entered into an agreement with Navidec, Inc. to borrow $500,000 as subordinated debt. The note is due August 25, 2001 and bears interest at the rate of 9%.

Securitization or SBAS Transactions

    The Company completed three and five Securities Based Asset Sales ("SBASs") or Asset Backed Securitizations ("ABS") transactions in the first and second quarter of fiscal 2001 respectively and in an aggregate amount of $35 and $57 million for a year to date total of $92 million. The Company's cash proceeds from these transactions were reduced by a credit enhancement in the amount of $1.2 million and servicing cash reserves in the amount of $466K, which are to be received in 60 monthly payments. The Company continues to service the leases securitized. The Company's proprietary origination/issuer/ titling securitization structure, Westar Lease Origination Trust, has completed twenty-five securitizations and sales of automobile lease-backed securities in private-placement offerings to date.

    The leases sold in the above transactions are operating leases and they are accounted for in accordance with SFAS 13.

Subsequent Events

    In October 2000, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its twenty-sixth and twenty-seventh security based asset sales involving $22 million of automobile lease-backed securities in a private-placement offering. The Company's proceeds from the securitization were reduced by a reserve in the amount of $157,000, which is to be received in 60 monthly payments. The Company continues to service the leases securitized. The leases sold in the above transaction are operating leases and they are accounted for in accordance with SFAS 13.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

E-COMMERCE ORIGINATION CHANNELS

Internet

    The Company has formed a strategic alliance with DriveOff.com, Inc. in which WEST is the exclusive financial portal for all of the transactions generated through the Driveoff.com site. In September 2000, MSN CarPoint (jointing owned by Ford and Microsoft) agreed to purchase DriveOff.Com, for which Westar will continue to be the exclusive financial administrator. The Company began originating transactions through DriveOff.com on September 28, 1999. Driveoff.com operates in 48 states as of September 30, 2000.

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

    Westar and DriveOff are piloting an Intranet effort with Costco Wholesale Corporation (NASD: COST) in five Denver warehouses. The pilot program is expected to last until Winter, 2000.

    Westar has an agreement with First Union Capital Markets Group ("First Union"), which provides for its support of Westar's Internet and Intranet operations through a loan purchase arrangement with WEST for up to $1 billion annually of loans originated through DriveOff.com.

    Westar retains for its own account the prime credit leases originated by the Internet and Intranet channels.

Private Label

    Westar's Private Label channel is designed to offer other financial services firms access to Westar's LASIRpro© decisioning technology and processes. With LASIRpro, a bank with a consumer automobile leasing need, but without its own capability, can use Westar's technology and processes for real time, real world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset and pricing decisions. Westar receives either fee income or all or a portion of the originationed assets for its services. Westar initiated Private Label activities with the Maitland, Florida office of AmSouth Bancorporation (NYSE: ASO) and has begun the service in all of AmSouth's markets. Westar has also begun to provide Mellon Bank (NYSE: MEL) Private Label services in August 2000 in the Mid-Atlantic States.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION
Six months ended September 30, 2000 compared to six months ended September 30, 1999.

    In the last five years, Westar has recreated itself from a traditional commercial equipment lessor to a prime credit consumer auto lessor competing within auto dealerships, to a leading Internet financier, and, presently, a four-channel financial portal.

    As a financial portal, Westar originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar has created a business model where it is relatively indifferent as to the identity of the ultimate investor.

    Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western states and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. While the Company's statement of operations reports a net loss of approximately $1,507,000 and $628,000 for the three months and $3,715,000 and $1,571,000 for the six months ended September 30, 2000 and 1999, respectively, it is management's opinion that Westar's proprietary decisioning and fulfillment capabilities are one of the most scalable and marketable programs currently available and a valued investment in the Company's future.

    Volume of lease originations increased from 884 leases costing $23M to 1,987 leases costing $52M for the three months ended September 30, 1999 and 2000 and increased from 1,728 leases costing $48M to 3,242 leases costing $94M for the six months ended September 30, 1999 and 2000. The outstanding face value of leases serviced totaled 8,987 accounts for $258M. The credit quality of originated leases improved, from average FICO scores of 710 in the prior quarter to 734 in the current period.

    Gross revenues for the quarter September 30, 2000 increased 80% from $33.1M in the comparable quarter to $59.6M and increased 66% for the six months ended September 30, 2000 from $58.2M in the comparable period to $96.8M. The increase in total gross revenues was directly related to the 125% increase in lease volumes for the three months and the 88% increase for the six months ended September 30, 2000. The significant increase in volumes enabled WEST to complete $35.5M and $57.1M in Securitizations and Security Based Asset Sales in the first two quarters of fiscal 2001, respectively. Also as a result of the increased volumes, revenues from operating leases increased $738K or 200% for the quarter ended September 30, 2000 from $369K in the comparable quarter to $1.1M and increased $1.1M or 136% for the year to date from $824K in the comparable period to $1.9M. Administration fees increased $687K or 141% for the quarter from $486K in the comparable quarter to $1.2M and increased $977K or 104% for the six months ended $937K in the comparable period to $1.9M. As Westar retains all servicing rights to the assets sold servicing income has increased $98K or 119% for the quarter from $82K in the comparable quarter to $180K and increased $186K or 130% for the six months from $144K in the comparable period to $330K.

    Direct costs increased $26.9M or 83% for the quarter ended September 30, 2000 from $32.3M in the comparable quarter to $59.2M and increased $39.7M or 69% for the six months ended September 30, 2000 from $57.1M in the comparable period to $96.8M primarily due to the increase in lease origination volumes. As a result of the increased volumes, costs from sales and securitizations increased $25.5M or 80% for quarter from $31.8M in the comparable quarter to $57.3M and increased

$37.8M or 68% for the six months from $56M in the comparable period to $93.8M. Depreciation expense also increased $511K or 185% for the three months from $276K in the comparable quarter to $787K and increased $700K or 119% for the six months from $588K in the comparable period to $1.3M. Due to the increase in lease volumes being warehoused prior to securitization or sales, interest costs increased $336K or 480% for the quarter from $70K in the comparable quarter to $406K and increased $478K or 233% for the six months ended September 30, 2000 from $205K in the comparable period to $683K. Origination fees is a new expense directly related to the Private Label origination channel.

    Gross margins decreased approximately $325K or 43%, from $748K to $423K from the quarter ended September 30, 1999 and decreased approximately $1M or 99% from $1M to $10K from the six months ended September 30, 1999. The decrease is primarily due to the Company's decision during the first quarter to use aggressive pricing to rapidly develop a leadership position in its new origination channels, particularly in its Private Label activities through two of its institutional origination partners on the east coast. After achieving its volume and penetration goals in those markets, the Company implemented a series of three price increases in the period from late June to late-August to increase margins while continuing to accelerate origination volumes in the new channels. The effect of the price increases, though fully in effect only during the final month of the quarter, increased margins from the second quarter of 1999 by $826K, or 1.3% of total revenues.

    General and administrative expenses increased by approximately $475K or 40%, from $1.2M in the first quarter of 1999 to $1.6M and increased $985K or 44% from $2.3M for the six months ended September 30, 1999 to $3.3M for the six months ended September 30, 2000. This is primarily due to opening three new distribution channels for financial transaction originations. The most significant increases in general and administrative expense occurred in salaries and benefits, rent expense and depreciation expense.

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

    While Westar expects to continue to face intense competition from other firms, particularly the largest banks, financial services companies, the financial subsidiaries of automobile manufacturers and various types of "dot.com" startups, the Company is presently unaware of any direct competitor with the same breadth of enterprise as the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) pay sales or securitization costs; (iii) satisfy requirements for working capital, credit enhancement receivable and servicing cash reserves; (iv) pay operating expenses; (v) satisfy debt service; (vi) pay preferred stock dividends; (vii) implement its e-commerce expansion; and, (viii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period, but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations and SBASs, portfolio sales and sales of equity and debt securities.

    In the second quarter of fiscal 2001, the Company received $1.5 million from subordinated promissory notes. The notes have no prepayment penalties and are to be repaid with interest, calculated at 9%. These funds are being utilized for working capital requirements and will be repaid with future proceeds from operations, additional equity or debt financing, if any. Currently, these notes mature over the next 12 months with $1.0 million due on July 5, 2001 and $.5 million due on August 25, 2001.

    To diversify funding strategies, the Company is negotiating several Asset Backed Commercial Paper ("ABCP") facilities with a number of banks. The diversification of funding strategies is intended to improve long-term business performance, strengthen the Company's competitive position and build a sustainable competitive advantage.

    Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of September 30, 2000, the Company has completed twenty-five securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

    The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12 million limit to $25 million. In September 1999, Management renewed the financing facility at $25 million. The line of credit has expired and the Company is currently renegotiating the terms and expects these changes to be in place by the end of the third quarter. The Company must comply with certain restrictive loan covenants.

    This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. The net proceeds from the sales of originated leases provide a source of cash for repayment of related borrowings under the warehouse line thus providing additional availability of credit to fund future vehicle purchases. Remaining proceeds not used to repay the warehouse line provide a source of cash for payment of short-term liabilities and general and administrative expenses. Management anticipates increased originations coupled with higher margins will generate additional cash flows to be utilized for working capital requirements. At September 30, 2000 the unused portion of the warehouse line is $4.6 million.

    It is the opinion of Management that, as of September 30, 2000, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financing to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

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

      10.33
      The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

      10.34
      The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

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

      10.41
      The agreement between Westar Financial Services Incorporated and & Capital, Partners L.P., as the lender dated June 5, 2000.

  27.
  Financial Data Schedule

14(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR FINANCIAL SERVICES INCORPORATED
November 3, 2000 (Date)	By:	/s/ R. W. CHRISTENSEN, JR. R. W. Christensen, Jr. President
November 3, 2000 (Date)	By:	/s/ CINDY A. KAY Cindy A. Kay Vice President & Controller

QuickLinks

PART I. FINANCIAL INFORMATION
Westar Financial Services Incorporated and Subsidiaries Consolidated Balance Sheets As Of September 30, 2000 and March 31, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION Six months ended September 30, 2000 compared to six months ended September 30, 1999.
SIGNATURES