Form 10-Q
period 2000-12-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 2001-02-20
CIK 761682

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For Quarter Ended: December 31, 2000

Commission File Number: 2-95465-S

WESTAR FINANCIAL SERVICES INCORPORATED
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of Incorporation or organization)	91-1715252 (IRS Employer Identification Number)
The Financial Center; Tumwater, WA (Address of principal executive office)	98501 (Zip Code)

Registrant's telephone number, including area code: (360) 754-6227

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X       No:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock	2,348,170
Class	Number of Shares Issued at February 9, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
As Of December 31, 2000 and March 31, 2000

	December 31	March 31
	(Unaudited)
Cash	$4,088,868	$1,401,243
Accounts receivable, net of allowance for credit losses	1,546,731	385,602
Credit enhancement receivable, net of allowance for credit losses	2,613,503	2,218,897
Operating leases held for sale, net of allowance for credit losses	1,944,687	2,827,830
Direct financing receivable, net of allowance for credit losses	2,265,192
Deferred tax asset, net of valuation allowance of $5,849,719 and $4,709,778, respectively
Fixed and other assets	2,043,804	1,042,118

	$14,502,785	$7,875,690

Accounts payable	$7,070,532	$4,141,841
Notes payable to banks	3,562,467	3,842,471
Notes payable to affiliates	11,899,226	8,822,514
Other liabilities	6,436,062	2,181,848

	$28,968,287	18,988,674

Redeemable preferred stock	1,250,000	1,250,000

Common stock, no par value	3,716,427	3,716,177
Paid in capital — stock warrants	371,495	371,495
Accumulated deficit	(19,803,424)	(16,450,656)

	(15,715,502)	(12,362,984)

	$14,502,785	$7,875,690

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months and nine months ended December 31, 2000 and 1999
(Unaudited)

	Three Months Ended		Nine Months Ended
	2000	1999	2000	1999
Revenues:
Revenues from originations, sales and securitizations	$108,097,656	$25,284,605	$202,544,692	$82,361,295
Earned interest on direct financing assets	48,003		71,393	494
Revenues from operating leases	1,829,611	423,284	3,774,742	1,247,318
Service fee income	187,554	98,463	518,037	242,254
Other income	14,434	11,430	112,807	144,655

Gross revenues	110,177,258	25,817,782	207,021,671	83,996,016
Direct Costs:
Costs related to originations, sales and securitizations	104,775,922	24,507,661	198,621,737	80,467,319
Interest	352,973	82,910	1,035,683	287,730
Depreciation expense on operating leases	1,087,130	277,897	2,374,686	865,955
Origination fees	655,590		1,151,690
Provision for credit losses	7,500	7,500	22,500	58,000
Other	635,764	133,966	1,143,280	463,971

Total direct costs	107,514,879	25,009,934	204,349,576	82,142,975

Gross margin	2,662,379	807,848	2,672,095	1,853,041
General and administrative expenses	1,936,357	1,163,327	5,174,545	3,416,466

Operating Income (loss)	726,022	(355,479)	(2,502,450)	(1,563,425)
Subordinated debt interest expense	(277,179)	(190,575)	(763,914)	(553,411)

Income (loss) before federal income tax benefit	448,843	(546,054)	(3,266,364)	(2,116,836)
Deferred Federal income tax benefit	(152,607)	185,658	1,110,562	719,724
Less: change in valuation allowance	152,607	(185,658)	(1,110,562)	(719,724)

Net income (loss)	448,843	(546,054)	(3,266,364)	(2,116,836)
Dividends on redeemable preferred stock	(28,906)	(29,437)	(86,404)	(97,393)

Net income (loss) applicable to common stock	$419,937	$(575,491)	$(3,352,768)	$(2,214,229)

Weighted average number of shares	2,348,170	2,252,961	2,348,138	2,252,961

Net income (loss) per common share	$0.18	$(.26)	$(1.43)	$(.98)

Fully diluted earnings (loss) per share	$0.15	$(.26)	$(1.43)	$(.98)

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended December 31, 2000 and 1999
(Unaudited)
Increase (Decrease) in Cash

	2000	1999
Net cash provided by operating activities	$1,366,057	$7,582,803

Cash flows used in investing activities:
Other	(1,475,390)	(643,308)

Net cash used in investing activities	(1,475,390)	(643,308)

Cash flows from financing activities:
Proceeds from issuance of common stock	250	70,000
Additions to notes payable to banks	191,418,543	68,614,535
Payments on notes payable to banks	(191,698,547)	(76,852,677)
Additions to notes payable — subordinated debt	4,070,007	1,395,771
Payments on notes payable — subordinated debt	(993,295)	(291,732)

Net cash provided (used in) by financing activities	2,796,958	(7,064,103)

Net increase (decrease) in cash	2,687,625	(124,608)
Cash:
Beginning of period	1,401,243	925,204

End of period	4,088,868	$800,596

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    The Company's consolidated annual financial statements presented in the 2000 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the accounts of Westar Auto Holding Co., Inc. ("WestAH"), a 100%-owned subsidiary of the Company, Westar Finance Holding Co. ("WestFH"), a 100%-owned subsidiary of the Company, Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF. The statements for the nine months ended December 31, 2000 and 1999, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included. All significant inter-company accounts and transactions have been eliminated. The results of operations for the nine months ended December 31, 2000, are not necessarily indicative of the results of operations for the entire year. This information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated's 2000 Annual Report on Form 10-K.

Forward-Looking Statements

    Although most of the information contained in this report is historical, certain statements contain forwardlooking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenues, expenses, profit, cash flow, balance sheet items, forecasts of demand or market trends for the Company's products and for the auto finance industry or any other guidance on future periods, these statements are forwardlooking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forwardlooking statements. Readers of this report should consider, along with other relevant information, the risks identified in this report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

Interest Paid

    The Company paid cash for interest of $555,361 and $221,609 for the three months ended and $1,305,361 and $768,068 for the nine months ended December 31, 2000 and 1999, respectively. The change is due to increased volumes of assets warehoused.

Income (Loss) Per Common Share

    Basic net income (loss) per common share is net income (loss) less preferred stock dividend requirements dividend by the average number of common shares outstanding. Diluted net income (loss) per common share assumes issuance of the net incremental shares from stock options, warrants and full conversion of all dilutive convertible securities at the later of the beginning of the year or date of issuance.

    A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income (loss) from continuing operations is as follows:

	3 Months Ended 12/31/00	3 Months Ended 12/31/99	9 Months Ended 12/31/00	9 Months Ended 12/31/99
Basic Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$419,937	$(575,491)	$(3,352,768)	$(2,214,229)
Average common shares outstanding stock	2,348,170	2,252,961	2,348,138	2,252,961
Basic earnings (loss) per share	$.18	$(.26)	$(1.43)	$(.98)
Dilutive Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$419,937	$(575,491)	$(3,352,768)	$(2,214,229)
Add: Dividends on convertible preferred stock	1,387
Interest on 10.5% convertible notes debt	105,863
Net income (loss) applicable to common stock plus assumed conversions	$527,187	$(575,491)	$(3,352,768)	$(2,214,229)
Average common shares outstanding stock	2,348,170	2,252,961	2,348,138	2,252,961
Add: Stock Options	91,500
Stock Warrants	159,056
Convertible preferred stock	259,873
Convertible notes payable	571,720
Average common shares outstanding stock on a fully diluted basis	3,430,319	2,252,961	2,348,138	2,252,961
Diluted earnings (loss) per share	$.15	$(.26)	$(1.43)	$(.98)

Direct Financing Receivables

    The Company repurchased the remaining stream of cash flows from the 1996-A and 1996-B Securitization from the Industrial Bank of Japan in August 2000. The Company expects collection of the estimated future cash flows of $2,310,777 over the next 11 months. The Company has an allowance for uncollectable future cash flows in the amount of $55,585.

Federal Income Tax

    The Company provides a 100% valuation allowance against increases in the deferred tax asset balance. Increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax benefit for the corresponding period. Likewise, decreases in the deferred tax asset and related valuation allowances are offset by the tax expense on the book income and results in no federal income tax expense for the corresponding period. The deferred tax asset is primarily comprised of tax net operating losses, which are available for an average of 13 years to offset future reported tax liabilities.

Notes Payable Banks

    In January 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan was collateralized by a perfected first security position in the Company's interest in 1996 PIC-A & 1996 PIC-B. The Company repurchased the 1996 PIC-A and 1996 PIC-B in August 2000. The

Company replaced the collateral with a perfected first security position in the1999C PIC-B. The loan balance now totals $500,000 and is due March 31, 2002.

Notes Payable Affiliates

    In June 2000, the Company entered into an agreement with & Capital to borrow $1,000,000 as subordinated debt. The note came due January 05, 2001 and is payable on demand.

    In June 2000, the Company entered into an agreement with Navidec Inc. to borrow $1,000,000 as subordinated debt. The note is due June 5, 2001 and bears interest at the rate of 9%.

    In July 2000, the Company entered into an agreement with Navidec, Inc. to borrow $1,000,000 as subordinated debt. The note is due July 5, 2001 and bears interest at the rate of 9%.

    In August 2000, the Company entered into an agreement with Navidec, Inc. to borrow $500,000 as subordinated debt. The note is due August 25, 2001 and bears interest at the rate of 9%.

Other Liabilities

    Other liabilities include cash and accounts receivable that are payable to the portfolio investors.

Securitization (ABS) or SBAS Transactions

    The Company completed eight Securities Based Asset Sales (SBAS) in the third quarter of fiscal 2001 for the total proceeds of $105.9M. The Company established servicing cash reserves in the amount of $726,771, which is to be received in 60 monthly payments. The Company continues to service the leases securitized.

    The Company completed 15 SBASs or Asset Backed Securitizations (ABSs) in the nine months ended December 31, 2000 in an aggregate amount of $198M. The Company's proceeds from sales or securitizations were reduced by a credit enhancement in the amount of $1.3M and servicing cash reserves in the amount of $1.2M, which are to be received in 60 monthly payments. The Company continues to service the leases securitized. The Company's proprietary origination/titling securitization structure, Westar Lease Origination Trust, has completed thirty-three securitizations and sales of automobile lease-backed securities in private-placement offerings to date.

    The leases sold in the above transactions were operating leases and they were accounted for in accordance with SFAS 13 until the time of sale. Accordingly, rental payments collected before the sale of the operating leases were recognized as revenues from operating leases and depreciation on equipment subject to these operating leases was recorded through the date of sale.

Subsequent Events

    In January 2001, the Company's origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its thirty-forth and thirty-fifth security based asset sales involving $28.5M of automobile lease-backed securities in private-placement offerings. The Company's proceeds from the securitization were reduced by a cash reserve in the amount of $196,684, which is to be received in 60 monthly payments. The Company continues to service the leases securitized. The leases sold in the above transactions were operating leases and they were accounted for in accordance with SFAS 13 until the time of sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    In the last five years, Westar has recreated itself from a traditional commercial equipment lessor, to a prime credit consumer auto lessor competing within auto dealerships, to a leading Internet financier, and, presently, a four-channel financial portal.

    As a financial portal, Westar originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar has created a business model where it is relatively indifferent as to the nature of both the originator and the ultimate investor.

    Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western states and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. It is Management's opinion that Westar's proprietary decisioning and fulfillment capabilities are among the most scalable and marketable programs currently available and a valued investment in the Company's future. It is these capabilities that Management believes will lead to continued improvement in financial operations.

ORIGINATION

Dealer Direct Retail Leasing

    Westar acquires automobile leases through its Dealer Direct Retail Leasing (DDRL) program. Westar offers DDRL to selected manufacturer-franchised automobile dealerships based on reputation, location and size. The Company attempts to meet the needs of its dealers through responsive customer service, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and through competitive pricing. The Company maintains relationships with more than 400 dealers, or 2% of the national dealer body.

Internet

    The Company has formed a strategic alliance with DriveOff.com, Inc., in which WEST was the exclusive financial portal for all of the transactions generated through the DriveOff.com site. The Company began originating transactions through DriveOff.com on September 28, 1999. The focus of this 3rd generation Internet automobile acquisition channel was to significantly increase consumer satisfaction with the process while decreasing prices. The program empowered consumers to negotiate new car purchases and financing 100% online. Consumers could design and build a vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle from a dealer. Westar proved its ability to originate, decision, commit to and fulfill loans and leases in a near-real time and with high degrees of consumer satisfaction.

    DriveOff.com, Inc. was purchased by Microsoft's CarPoint, Inc. in September 2000 and closed in February 2001. The revenues generated through DriveOff.com, Inc. were approximately 1% of Westar's total revenues during the alliance period, less than the related expenses.

Intranet

    The Intranet conduit duplicates the operation of Westar's Internet channel except that the business model and technology are placed within the webspace of another organization, only visible to and usable by members of the host organization. This business model aligns itself with organizations that have extraordinary consumer credibility and intensely loyal constituents. It seeks organizations that wish to deliver value through a positive auto experience. Likely candidates for Intranet alliances include affinity membership organizations, banks or insurance companies. Westar would earn a fee each time a consumer transaction passes through its decisioning process.

    Westar has retained for its own account the prime credit leases originated by the Internet and Intranet channels.

Private Label

    Westar's Private Label channel is designed to offer other financial services firms access to Westar's LASIRpro< decisioning technology and processes. With LASIRpro, a bank with a consumer automobile leasing need, but without its own capability, can use Westar's technology and processes for real-time, real-world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset and pricing decisions. Westar receives either fee income on all, or a portion of the originated assets for its services. Westar initiated Private Label activities with AmSouth Bancorporation (NYSE: ASO) and has begun the service in all of AmSouth's markets. Westar also began to provide Mellon Bank (NYSE: MEL) Private Label services in August 2000 in the Mid-Atlantic States.

    The Company is negotiating with other financial institutions in both the Intranet and Private Label channels.

    Management believes the diversification provided by multiple origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

    Westar's proprietary LASIRpro system, risk management techniques, innovative decisioning and communications technology and diversified funding strategy are designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

    The Company intends to increase its client base in each of its origination channels by continuing to expand its existing dealer relationships within its current geographic market and to engage additional institutional clients in the e-commerce origination channels.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

    Three months and nine months ended December 31, 2000 compared to three months and nine months ended December 31, 1999.

    The Company's statement of operations reports net income in the third quarter of approximately $449,000, up $1.9M from a net loss of $1.5M in the prior quarter. The Company's statements of operations report a net loss of approximately $3.3M and $2.1M for the nine months ended December 31, 2000 and 1999, respectively.

    Lease originations increased from 817 leases costing $25M to 3,582 leases costing $105M for the three months ended December 31, 1999 and 2000 and increased from 2,541 leases costing $80M to 6,942 leases costing $199M for the nine months ended December 31, 1999 and 2000. The outstanding face value of leases serviced totaled 12,483 accounts for $317M. The credit quality of originated leases remained steady, with average FICO scores of 740 in the current period.

    Gross revenues for the quarter ended December 31, 2000 increased 327% from $25.8M in the comparable quarter to $110.2M and increased 146% for the nine months ended December 31, 2000 from $84.0M in the comparable period to $207.0M. The increase in total gross revenues was directly related to the 338% increase in lease volumes for the three months and the 173% increase for the nine months ended December 31, 2000. The significant increase in volumes enabled WEST to complete

$35.5M, $57.1M and $108.1M in Origination's, Securitizations and Security Based Asset Sales in the first, second and third quarters of fiscal 2001, respectively. Origination fee income increased $1.7M or 370% for the quarter from $460K in the comparable quarter to $2.2M and increased $2.7M or 193% for the nine months ended from $1.4M in the comparable period to $4.1M. Also as a result of the increased volumes, revenues from operating leases increased $1.4M or 331% for the quarter ended December 31, 2000 from $423K in the comparable quarter to $1.8M and increased $2.6M or 200% for the nine months ended from $1.2M in the comparable period to $3.8M. As Westar retains all servicing rights to the assets sold, servicing income has increased $90K or 92% for the quarter from $98K in the comparable quarter to $188K and increased $276K or 114% for the nine months from $242K in the comparable period to $518K.

    Direct costs increased $82.5M or 330% for the quarter ended December 31, 2000 from $25.0M in the comparable quarter to $107.5M and increased $122.2M or 149% for the nine months ended December 31, 2000 from $82.1M in the comparable period to $204.3M primarily due to the increase in lease origination volumes. As a result of the increased volumes, costs from sales and securitizations increased $80.3M or 328% for the quarter from $24.5M in the comparable quarter to $104.8M and increased $118.2M or 147% for the nine months from $80.5M in the comparable period to $198.7M. Depreciation expense also increased $822K or 296% for the three months from $278K in the comparable quarter to $1.1M and increased $1.4M or 162% for the nine months from $866K in the comparable period to $2.3M. Due to the increase in lease volumes being warehoused prior to securitization or sales, interest costs increased $270K or 325% for the quarter from $83K in the comparable quarter to $353K and increased $712K or 247% for the nine months ended December 31, 2000 from $288K in the comparable period to $1.0M. Origination fees are a new expense directly related to the Private Label origination channel.

    Gross margins increased approximately $1.9M or 235%, from $808K to $2.7M from the quarter ended December 31, 1999 and increased approximately $800K or 42% from $1.9M to $2.7M from the nine months ended December 31, 1999. The increase is primarily due to three reasons. First, the Company implemented price increases just prior to the beginning of the third quarter. Second, the Company increased its origination volume, particularly in its Private Label business. Finally, the Company's cost of funds decreased, particularly towards the end of the third quarter.

    General and administrative expenses increased by approximately $700K or 58%, from $1.2M in the third quarter of 1999 to $1.9M and increased $1.8M or 53% from $3.4M for the nine months ended December 31, 1999 to $5.2M for the nine months ended December 31, 2000. This is primarily due to opening three new distribution channels for financial transaction originations, combined with staffing to meet future growth expectations. The most significant increases in general and administrative expenses occurred in salaries and benefits, rent expense and depreciation expense.

    During the next year, the Company expects to create relatively substantial growth in originations, decisionings, commitments and fulfillments as well as in managed assets. Management expects margins from fee income and income earned from its portfolio to increase more rapidly than volumes. A significant portion of the difference will be the result of scalability, which Management believes Westar will realize from its significant investments in technology, innovative processes and alliance channels and its highly skilled and motivated Team Members.

    While Westar expects to continue to face intense competition from other firms, particularly the largest banks, financial services companies and the financial subsidiaries of automobile manufacturers, the Company is presently unaware of any direct competitor with the same breadth of enterprise as the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) pay sales or securitization costs; (iii) satisfy requirements for working capital, credit enhancement receivables and servicing cash reserves; (iv) pay operating expenses; (v) satisfy debt service; (vi) pay preferred stock dividends; (vii) implement its expansion; and, (viii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period, but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, securitizations (ABSs) and SBASs, portfolio sales and sales of equity and debt securities.

    Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of December 31, 2000, the Company has completed thirty-three securitizations and sales while retaining the servicing of the portfolios and receives servicing income through the life of the lease.

    The Company entered into an agreement with Bank One, Columbus NA in July 1995 which was expanded in November 1996 from the initial $12M limit to $25M. In November 2000, Management renewed the financing facility at $25M until November 2001. At December 31, 2000 the Company had received a waiver of certain loan covenants through March 31, 2001.

    This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. The net proceeds from the sales of originated leases provide a source of cash for repayment of related borrowings under the warehouse line thus providing additional availability of credit to fund future vehicle purchases. Remaining proceeds not used to repay the warehouse line provide a source of cash for payment of short-term liabilities and general and administrative expenses. Management anticipates increased originations coupled with higher margins will generate additional cash flows to be utilized for working capital requirements. At December 31, 2000 the unused portion of the warehouse line was $21M.

    It is the opinion of Management that, as of December 31, 2000, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company may elect to obtain additional capital through both private and public financing in order to provide for the Company's planned growth over the next several years. There can be no assurance that such capital will be available to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of market risks, including the effects of changes in interest rates, inflation and used automobile valuations. The Company monitors the effect of changes in interest rates relative to other factors that also affect earnings, such as unit lease production. The Company monitors and manages these financial exposures as an integral part of its overall risk management program.

    The Company originates and warehouses, until sufficient volumes are pooled for securitization or sold through portfolio sale transactions, fixed-rate assets. The Company is at risk from interest rate fluctuations while the assets are being warehoused. The Company recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of interest rate fluctuations on earnings. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all leased assets pooled in a typical $30M securitization, the Company's after-tax earnings on the transaction would change by approximately $700,000. The Company has developed sophisticated models to assess the sensitivity of its earnings to changes in market interest rates and will be able to use various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. These models and tools provide Management both the information needed to make timely pricing decisions as well as market alternatives to manage and minimize risk. In a rising rate environment the Company's gross margin will tend to narrow.

    Fluctuations in used vehicle prices are another market risk to which the Company is exposed. Unexpected changes in the used vehicle market not only impact credit losses, but also residual values. The Company minimizes credit loss exposure through its SBAS transactions and minimizes residual exposure through a residual value insurance program.

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133, as amended, is effective for the Company's fiscal year ending March 2002. Westar does not expect SFAS No. 133 to have significant effect on its financial condition or results of operations.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement for FASB Statement no. 125 ("FAS 140"). The new statement, FAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. FAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. Because Westar originations are operating leases and are accounted for in accordance with SFAS 13 the Company does not expect the adoption and implementation to effect its results of operations or financial condition.

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

10.	Material Contracts.
10.1	Republic Leasing Incorporated 1994 Stock Option Plan incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.
10.2	The Letter Agreement between Republic Leasing Incorporated and The Industrial Bank of Japan, Limited dated March 3, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.
10.3	Revolving Credit Agreement among Westar Auto Finance, LLC. as Borrower, Republic Leasing Incorporated as Guarantor and Bank One, Columbus, N.A., as the lender dated July 12, 1995 incorporated by reference to the Exhibit to Form 10-K dated June 11, 1996.
10.4	Amendment, dated February 15, 1996, to the Revolving Credit Agreement with Bank One, Columbus, N.A., dated July 12, 1995 incorporated by reference to the Exhibit to Form 10K dated June 11, 1996.
10.5	The Promissory Note between Westar Financial Services Incorporated and Mud Bay Holdings Ltd., as a lender dated January 15, 1997 incorporated by reference to the Exhibit to Form 10K dated September 19, 1997.
10.6	The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as a lender dated April 15, 1997 incorporated by reference to the Exhibit to Form 10K dated September 22, 1997.
10.7	The Amended and Restated Revolving Credit Loan Agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997 incorporated by reference to the Exhibit to Form 10K dated November 13, 1997.
10.8	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated October 20, 1997 incorporated by reference to the Exhibit to Form 10K dated November 13, 1997.
10.9	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated February 9, 1998 incorporated by reference to the Exhibit to Form 10Q dated February 17, 1998.
10.10	The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated October 27, 1997 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.
10.11	The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated March 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.
10.12	The Amended agreement between Westar Financial Services Incorporated and Mud Bay, as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.
10.13	The Amended agreement between Westar Financial Services Incorporated and Cathy Carlson, as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.
1.14	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.
1.15	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference incorporated by reference to Form 10-K dated February 17, 1999.

1.16	The Amended agreement between Westar Financial Services Incorporated and Summit Capital Resources as the lender dated May 1, 1998 incorporated by reference to Form 10-K dated February 17, 1999.
1.17	The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated April 30, 1998 incorporated in reference to Form 10-Q dated March 1, 1999.
1.18	The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated May 11, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.
1.19	The Amended agreement between Westar Financial Services Incorporated and Bank One, as a lender dated June 25, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.
1.20	The Second Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.
1.21	The purchase/repurchase agreement between Westar Financial Services Incorporated and T&W Financial Services, dated July 23, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.
1.22	The amended agreement for the Westar Financial Services Incorporated 1994 Stock Option Plan dated April 26, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.23	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated May 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.24	The amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.25	The amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.26	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated May 24, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.27	The agreement between Westar Financial Services Incorporated and Puget Sound Investors, as the lender dated June 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
1.28	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.
1.29	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.
1.30	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

1.31	The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.
1.32	The amended agreement between Westar Financial Services Incorporated and Bank One, dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.
1.33	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.34	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.35	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.36	The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.37	The amended agreement between Westar Financial Services Incorporated and Bank One, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.38	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 31, 1999 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.39	The agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated January 7, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.40	The amended agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated March 31, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.
1.41	The agreement between Westar Financial Services Incorporated and & Capital, Partners L.P., as the lender dated June 5, 2000, incorporated by reference to the Exhibit to form 10-Q dated August, 21, 2000.
1.42	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated November 30, 2000. [include agreement]
14 (b)	Reports on Form 8-K None

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.

                      WESTAR FINANCIAL SERVICES INCORPORATED

February 9, 2001 (Date)	R. W. Christensen, Jr., President (Signature)
February 9, 2001 (Date)	Cindy A. Kay, Vice President & Controller (Signature)

QuickLinks

Westar Financial Services Incorporated and Subsidiaries Consolidated Balance Sheets As Of December 31, 2000 and March 31, 2000
Westar Financial Services Incorporated and Subsidiaries Consolidated Statements of Operations For the three months and nine months ended December 31, 2000 and 1999 (Unaudited)
Westar Financial Services Incorporated and Subsidiaries Consolidated Statements of Cash Flows For the nine months ended December 31, 2000 and 1999 (Unaudited) Increase (Decrease) in Cash
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES