Form 10-K405
period 2001-03-31
WESTAR FINANCIAL SERVICES INC/WA/
filed 2001-06-29
CIK 761682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 2-95465-S

Westar Financial Services Incorporated
(Exact name of registrant as specified in its charter)

Washington	91-1715252
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

The Financial Center
150 Israel Road SW, Tumwater, WA 98501

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

Aggregate market value of voting and non-voting stock held
by non-affiliates of the registrant at, June 20, 2001
$11,366,103
2,348,170 shares of no par value Common Stock outstanding as of June 20, 2001

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to, September 24, 2001 Annual Meeting of Shareholders are incorporated into Parts II and III of this annual report on Form 10-K.

Westar Financial Services Incorporated
Form 10-K
For the fiscal year ended March 31, 2001
Index

Part I
Item 1. Business
General	Page 3
Business Overview	Page 3
Origination Channels	Page 4
Business Strategy/Strengths	Page 5
Seasonal Trends	Page 5
Market	Page 5
Dealer Base	Page 6
Competition	Page 6
Credit Practices, Delinquency and Credit Loss Experience	Page 7
Financing	Page 12
Regulatory Matters	Page 12
Employees	Page 13
Executive Officers	Page 13
Item 2. Properties	Page 15
Item 3. Legal Proceedings	Page 15
Item 4. Submission of Matters to a Vote of Security Holders	Page 15
Part II
Item 5. Market for the Company's Stock and Dividend Policy	Page 15
Item 6. Selected Consolidated Financial Data	Page 16
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 16
Forward-Looking Statements	Page 16
Results of Operations and Changes in Financial Conditions	Page 16
Technology	Page 18
Liquidity and Capital Resources	Page 18
Subsequent Events	Page 19
Recent Accounting Pronouncements	Page 20
Item 7A Quantitative and Qualitative Disclosures about Market Risk	Page 21
Item 8 Financial Statements and Supplementary Data	Page 22
Report of Independent Certified Public Accountants	Page 22
Financial Statements	Page 23
Notes to Consolidated Financial Statements	Page 27
Part III
Item 10. Directors and Executive Officers of the Company	Page 42
Item 11. Executive Compensation	Page 42
Item 12. Security Ownership of Certain Beneficial Owners and Management	Page 42
Item 13. Certain Relationships and Related Transactions	Page 42
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 42

Item 1. Business

General

    Westar Financial Services Incorporated (OTC: WEST) operates as a unique financial services portal as it originates, decisions, commits to and fulfills consumer financing for itself and its strategic partners using sophisticated decision tools and high-speed communications.

    As a financial portal, Westar currently originates prime credit automobile leases for itself and others. The Company retains for its own portfolio only the prime credit quality leases. Westar securitizes the portfolios and subsequently services the assets for fee income.

    Westar's proprietary technology is designed to decision, commit to and fulfill prime or non-prime auto or equipment leases or loans, mortgages, credit cards or other financial assets for third parties for an up-front fee. Westar is not subject to credit or servicer risk for any asset that it originates for third parties.

    The investment in the infrastructure has come to fruition. With margins widening and overhead leveling, the remaining element that Westar requires for profitability is volume. With it's national footprint and business partners including AmSouth Bancorporation (NYSE:ASO), Mellon Bank (NYSE:MEL), and USAA Federal Savings Bank, Westar reported profits for the last two quarters of the year and anticipates that operating efficiencies will become even more apparent with additional increases in volume.

Business Overview

    Westar operates as a financial portal for multiple entities. The operations consist of four significant functions:

    Origination—Westar assists its partners in the development and execution of business strategies, tactics, technologies and processes designed to create consumer transactions, such as the acquisition of an automobile, which will lead to a financial instrument such as a loan or lease. To answer their needs, Westar designed its Lease Accounting, Securitization, Income Reporting ("LASIRpro") remote access decisioning system. This system can be physically integrated into a financial institution origination process, providing the financial institution instant approvals, real-time reviews and immediate access to the Company's auto finance specialists. Westar was also the co-creator of the DriveOff.com bundled transaction Internet concept, the first where consumers were empowered to simultaneously design and decide their auto acquisition and financing, in real time, with real numbers.

    Decisioning—In less than one minute, Westar can accept a consumer credit application, query the appropriate credit bureau(s), and approve and price or decline the application. Westar has developed proprietary decision tree logic with which to make its own decisions, has consulted with other financial institutions to develop theirs, and is capable of using independently generated scorecards or decision trees for still others, all simultaneously and discretely.

    Commitment—Westar commits to fund leases or loans in real time, whether for its own account or for the accounts of others and allows others to do so on its account.

    Fulfillment—In less than eight minutes Westar can automatically create completely personalized "Deal Kits" specifically tuned to more than 3,500 tax and regulatory jurisdiction in the U.S. Each Deal Kit contains all of the documents required to complete the transaction: buyer's order and bill of sale, license and registration, tax, environmental statements, lease, loan and lien financing documents, and dealer payment. No ancillary documents are necessary from the delivering dealer or other financial institution for completion of the transaction.

Origination Channels

Dealer Direct Retail Leasing ("DDRL")

    Westar acquires automobile leases through its Dealer Direct Retail Leasing ("DDRL") program offered in automobile dealerships in 16 states. Westar offers DDRL to selected manufacturer-franchised automobile dealerships based on reputation, location, and size. The Company attempts to meet the needs of its dealers through consistent buying practices, responsive customer service, extended hours operating across 361 business days a year, rapid funding and competitive pricing.

Internet

    The Company formed a strategic alliance with DriveOff.com, Inc., in which Westar was the exclusive financial portal for all of the transactions generated through the DriveOff.com site. The Company began originating transactions through DriveOff.com on September 28, 1999. The focus of this 3rd generation Internet automobile acquisition channel was to significantly increase consumer satisfaction with the process while decreasing prices. The program empowered consumers to negotiate new car purchases and financing 100% online. Consumers could design and "build" a vehicle at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle from a dealer. Westar proved its ability to originate, decision, commit to and fulfill loans and leases in near-real time and with a high degree of consumer satisfaction.

    DriveOff.com, Inc. was purchased by Microsoft's CarPoint, Inc. in September 2000 and closed in February 2001. The revenues generated through DriveOff.com, Inc. represented less than 1% of originations and were approximately 1% of Westar's total revenues and less than 5% of expenses during the alliance.

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

Private Label

    Westar's Private Label channel is designed to offer other financial service firms access to Westar's LASIRpro decisioning technology and processes. With LASIRpro, a bank with a need for consumer automobile financing, but without its own capability, can use Westar's technology and processes for real-time, real-world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset, and pricing decisions. Westar receives fee income or all or a portion of the originated assets for its services. Westar's Private Label partners currently include AmSouth Bancorporation Mellon Bank and USAA Federal Savings Bank.

    Management believes the diversification provided by multiple origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities. Early results from Westar's Private Label efforts indicate that there may be an opportunity to build volumes, market share, margins and an unusually defensible market niche from such activities while maintaining higher than average credit quality.

    Westar's proprietary LASIRpro system, risk management techniques, innovative decisioning and communications technology and diversified funding strategy are designed to allow the Company to price its products to yield an above-average return on investment while offering the most credit worthy consumers lower effective finance rates.

Business Strategy/Strengths

The Company's business strategy is to:

Expand its portal flow though business alliances
Increase its decisioning and fulfillment roles for fee income
Provide its strategic and consumer clients with high touch service and high tech elegance
Attain industry leadership
Continuously balance its own risks and rewards through pricing
Employ sophisticated analytic approaches to decisioning
Recruit, train, retain and motivate high-caliber employees
 Pro-actively manage residual risks
Increase shareholder value.

The Company's primary strengths are its:

Unique market position as a financial portal
 Substantial investments in intellectual capital
Strategic alliances
Dynamic and innovative business models
Operating leverage through technology
Geographic diversity
Proprietary risk management systems.

The Company's innovations include:

The Carlson Trust,
Tax Benefit Transfer ("TBT"),
Securities Based Asset Sales ("SBAS"),
and Lease Accounting, Securitization and Income Reporting "LASIRpro" enterprise technology.

Seasonal Trends

    The automobile finance industry typically experiences lower volumes during periods of extreme weather. To mitigate the effect of seasonal changes in regional contract production, the Company implemented a strategic growth and expansion plan to compensate for geographic fluctuations. The Company has established a strong market presence in 16 western states, entered into multiple strategic alliances throughout the United States and achieved near-national coverage through its alliance with its Private Label partners. These efforts have positioned the Company to steadily increase volume while offsetting seasonal effects unique to different regions in the country.

Market

    The vehicle financing market is a large, highly competitive and cyclical business. Approximately $400 billion of new automobile and truck purchases are financed each year, of which leasing represents a $110 billion segment. The number of new vehicles financed in the United States can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating an automobile or truck, and the availability and cost of credit. Demand is also influenced by the fact that automobiles and trucks are durable items that people can wait to replace.

Dealer Base

    The Company dealer base is located throughout the northeast and western United States. With over 1,100 signed dealers in 20 states, Westar has relationships with approximately 4% of the national dealer body. Additionally, over 1,000 dealers utilize the company's program through the Private Label Channel. Excluding Private Label, the company is currently adding over 20 new dealers each month.

Competition

    The Company's principal competitors in the prime vehicle financing market are the captive finance subsidiaries of the vehicle manufacturers, large money center banks, credit unions and independent finance companies, as well as several e-commerce sites. A few large banks and the captive finance subsidiaries of the vehicle manufacturers currently dominate the industry. Internet management is a complex issue for the large banks and captive finance subsidiaries; the allure of direct finance is offset by product complexity, the sensitivity of existing dealer relationships and product delivery logistics. For these reasons most auto finance providers' web activities are limited and are utilized primarily for advertising purposes. The remaining competitors—independent finance companies, small banks, credit unions and Internet referral sites—split the remaining market among themselves and exercise neither significant leadership or dominance.

    The Company believes that the most important competitive advantage in the near future will be technological innovation driving cost reduction and enhancing consumer service. Many banks compete on price, by enhancing lease residuals (and thus increasing risk) and by reducing customer service levels. Manufacturers can and do compete aggressively on price, but on a very selective basis, typically promoting a particular model at price levels roughly equivalent to, or even below, their cost of funds. These are known as "subvention" programs and are used by the manufacturers primarily to manage inventory or market share. Other auto models are priced at competitive rather than super-competitive levels.

    Westar has positioned itself as the first "financial portal" in the industry, competing for transactions through four separate origination channels, including three unique e-commerce paths. The Company competes for lease customers in each channel by offering competitive pricing and outstanding service. In addition, Westar's innovative e-commerce decisioning technology provides its strategic allies the ability to make credit decisions in seconds, freeing the time and costs normally associated with installation, implementation, upgrade and maintenance of credit decisioning software and analytics. Real-time decisioning helps the Company's e-commerce partners focus on more customer-oriented activities and makes volume growth significantly less challenging in terms of building systems and infrastructure.

    The Company's competitive advantages are its technological sophistication and innovation; risk-based management; operating leverage and scalability and the lower costs made possible by its multiple-use securitization structure and funding strategies; as well as lower overhead, regulatory burdens and transaction costs; all coupled with an emphasis on superior consumer and dealer satisfaction. Management believes that the Company differentiates itself from its largest competitors in terms of service, innovation and responsiveness. In addition, the Company believes that the auto financing industry will see increased consolidation and more strategic alliances. Because of the high cost of developing new technology and replacing existing legacy systems, strategic alliances offer financial institutions a less expensive, more flexible means to better serve their customers' needs. The Company believes that it is a competitive leader in this market segment.

Credit Practices, Delinquency and Credit Loss Experience

Credit Decisioning and Risk Management

    The Company's leading-edge risk, information, and communications management capabilities and decisioning practices set the standard in the industry. The Company views its ability to manage risk intelligently and pro-actively as a core competency, which allows it significant strategic advantages. As a result of its risk management, the Company has been able to establish new distribution channels while using scoring, leading-edge decision tree methodologies and statistical models to measure, manage and control risk.

    The Risk Management module of Westar's proprietary LASIRpro system enables the Company to post attractively competitive prices while managing its gross return on assets. Its state-of-the-art, holistic approach to risk pricing allows the Company to offer customers attractive implicit rates, expect predictable credit losses and servicing costs and use conservative residual value assumptions, all while earning an attractive spread and return on investment.

    The Company's risk management practices focus on life-cycle results. LASIRpro allows the Company to analyze the performance of its existing portfolio as well as the quality and the composition of new applications and approvals from all origination channels in real time. The Company manages its pricing posture in each market and channel through tiered pricing for credit risks, contract terms, and anticipated servicing costs. The Company's prices to the consumer are based on the complete life-cycle of a contract and take into account vehicle and credit risk, and the lifetime cost of servicing in order to achieve the Company's desired margin.

    The Company categorizes each lease into one of five FICO-based credit tiers. FICO describes certain statistically-based consumer credit predictors developed by Fair, Isaac and Company, [NYSE:FIC]. Westar targets a specific portfolio mix within corporate guidelines to manage net credit losses, as well as to limit the volatility of future loss during periods of economic recession. The Company's growth and expansion through multiple origination channels have allowed the Company to steadily increase volume while improving credit quality. The table below shows each of the FICO based tiers, and the current percentage within each tier as of March 31, 2001 as compared to a year ago.

Credit Tier	FICO Score Range	% of Portfolio as of 3/31/01	% of Portfolio as of 3/31/00
Tier I	> 720	59.4%	49.2%
Tier II	680 – 720	23.8%	26.1%
Tier III	640 – 680	14.3%	17.7%
Tier IV	< 640	2.2%	6.2%
Unscored	N/A	0.3%	0.8%

    The Company's current credit tier mix represents a consistent and significant improvement in credit quality. The table below highlights the average FICO score for new originations since 1996 as well as the percentage of leases booked in both Tier I and Tier IV. The Company expects that future net credit losses will decline commensurate with the improvement in credit quality.

Year	Average FICO Score	% in Tier I	% in Tier IV
1996	686.41	24.30%	16.71%
1997	686.73	26.03%	16.54%
1998	688.69	28.83%	15.70%
1999	695.18	30.45%	9.45%
2000	714.39	47.56%	4.08%
2001	737.89	66.29%	0.70%

    The Company operates LASIRpro's Decision Module either in a semi-automatic or full-automatic mode, depending on the origination channel, to review and decision credit. In full automatic mode, LASIRpro can decision an applicant, including the retrieval of one or more credit bureau reports, in less than 12 seconds. Semi-automatic decisioning, with the actual decision made by a Lease Production Officer ("LPO") ranges from one to five minutes. LASIRpro permanently retains all application and credit bureau data for subsequent review and analysis, which allows the Company to efficiently refine its risk and reward decisions as it gains experience.

    In addition, the Company's Lease Production Officers are among the most highly trained in the industry. They master initial and recurring training in all aspects of LASIRpro operations, credit analysis, fraud prevention, and transaction structuring. The Company believes that speed and the consistency of the credit decisions processed through LASIRpro coupled with the training and experience of it's credit and risk professionals represent significant competitive market differentiation factors.

Lease Funding Process

    Original contracts and documentation arrive via regular and overnight mail from dealers or from Private Label partners.

    Prior to actually funding a lease, either Westar's or our Private Label partner's quality control personnel audit each financing agreement and associated documents for compliance with the Company's standards.

    The audit process verifies that the documents supplied by the dealer match in all material aspects the information that Westar relied upon in making the credit decision. It also validates the integrity of the information captured by LASIRpro to support future servicing and collection activities. Inconsistencies are referred back to the LPO for review, reconciliation, or discussion with the dealer prior to funding the dealer.

    LASIRpro enhances the verification process by prompting for necessary documents and calculating all lease values. Funders are trained to manually calculate all lease values so they can more effectively communicate with the dealers, but rely on LASIRpro's automatic calculations in order to maximize efficiency. Once all documentation and lease calculations are verified, the dealer is paid by Automated Clearing House electronic payment ("ACH") or check. Approximately 95% of Westar's dealers are paid by ACH.

Servicing

    The Company maintains responsibility for managing collections for the contracts it services and for repossessing and selling the underlying collateral in the case of a default or in the event that the vehicle returned on lease termination.

    As a fully integrated system, LASIRpro provides real time information for Westar's client services professionals to deal with client inquiries and requests. The combination of the intrinsic credit quality of the portfolio and Westar's emphasis on information and management systems integration affords the Company some of the lowest servicing cost burdens in the industry.

    As a matter of strategy, Westar proactively manages its termination and remarketing efforts to optimize its total return. The Company works with the lessee to minimize the number of returning vehicles that represent a residual risk while increasing the relative number of returning vehicles with a potential residual profit. This approach, coupled with the relatively long lease terms produced by the Company, optimizes residual results.

    Westar's proprietary lease forms present the lessee with what is essentially a right of first refusal to purchase the leased vehicle upon normal lease termination. In the event that the lessee chooses to purchase the vehicle, the transaction typically will be at the residual value plus a fee. A higher fee will apply to a normal lease termination without a simultaneous purchase by the lessee. Westar's agreement with the originating dealer also offers the dealer the right to purchase the vehicle if the lessee does not. Historically, Westar has had about 20% of its leased vehicles returned to it at lease end.

    As it has for the past 20 years, Westar uses the Automotive Lease Guide (ALG) to determine residual values at a level known within the industry as "straight ALG." The Automotive Lease Guide is regarded throughout the auto finance industry as the conservative estimator of residual values. Over the past year, several large competitors, faced with massive residual losses, have retreated from their previous practices of aggressively establishing unrealistic residual values to gain market share. Several firms have withdrawn from the leasing or auto finance market entirely. Westar's relative market position has improved with the reduced competition. Westar transfers all residual risk to third parties.

Collections Process

    The Company maintains responsibility for collecting delinquent accounts and, when necessary, repossessing and selling automobiles. Its collection strategy centers on customer service and retention with a take-ownership collection process, meaning the collection specialist works with the customer from the day delinquency begins to resolution. This not only provides for better service, but it also allows the most efficient use of resources.

    LASIRpro provides the collection team with the same integrated real time information flow as it does the rest of the Company. As a matter of strategy, Westar manages its collection efforts to minimize losses rather than delinquencies. While delinquencies have averaged 135 basis points of managed assets and net credit losses have averaged 59 of basis points of managed assets since 1998, because of the improvement in credit quality, the Company expects delinquencies and net credit losses to improve and stabilize at 100 basis points and 50 basis points respectively during 2002.

    Collection activity begins on the 17th day of delinquency when calling campaigns begin and continue until all issues are resolved. All late accounts are worked or reviewed a minimum of once every three (3) days until current, unless a promise for payment is made. Promises for payment may be made for up to 15 days from the date of contact. Once an account returns to current status the collector discontinues collection effort. All collection activity is recorded on LASIRpro where it is available to all Team Members. Letters are sent when legally required or when all calling activity has been exhausted. The collection specialists are trained to make recommendations to continue efforts with a customer or to repossess. Deferments are not offered. The existing automated collection system was enhanced with LASIRpro during fiscal year 2001 in order to maximize efficiency and integrate all areas of the collection operation.

Repossession Procedures

    If satisfactory payment arrangements are not made, the Company employs a general contractor to repossess the automobile, generally within 60 to 90 days from the date of delinquency, subject to applicable law. In general, repossessions are not used as a collection tool. The Company follows legal procedures for repossessions, which include peaceful repossession, one or more consumer notifications, and a prescribed waiting period prior to disposition of the repossessed vehicle. Upon repossession and after any prescribed waiting period, the repossessed vehicle is sold, primarily through wholesale auto auctions. Proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged-off against the applicable allowance. After charge-off, the Company seeks to collect the deficiency balances through its recovery department. These efforts include contacting the borrower directly, seeking judicial action, or, where recovery is less likely, the account may be assigned to a collection agency.

Write-off Procedures

    All leases are charged-off when they become more than 120 days delinquent. If a lease is not considered collectible, it may be charged-off earlier than 120 days delinquent. Charge-off is done no later than the last day of the calendar month when the lease is 120 days delinquent. Upon sale of collateral any remaining deficiency balance is also charged-off, although collection efforts may continue in our recovery department. If net proceeds of sale exceed the remaining balance on the books, the excess is taken as a recovery to the extent of the initial write down.

    Exceptions to the charge-off policy may be made in unusual circumstances when deemed appropriate, such as a delay in charge-off because sale of collateral or full recovery is imminent. Similarly, reversals of charge-offs may occur in unusual circumstances, when deemed appropriate. All approval of exceptions to policy or reversals, along with the reason for the exception or reversal, must be in writing and retained in the customer's credit file. Approval to make an exception to policy or reverse a charge-off must be obtained from the Collection Manager.

    Shown below is annualized delinquency and net charge-off information for the Westar portfolio:

Delinquency Experience

	3/31/01	3/31/00	3/31/99	3/31/98
	(in thousands except percentages)
Ending Net Receivable	$410,725	$153,436	$75,584	$31,866
Total Over 30-Days Delinquent	$4,820	$2,624	$1,199	$437
Percent Over 30-Days Delinquent	1.17%	1.71%	1.59%	1.37%

Annual Net Credit Loss Experience

	FY 2001	FY 2000	FY 1999	FY 1998
	(in thousands except percentages)
Average Net Receivable	$250,719	$110,690	$48,709	$29,868
Net Credit Loss	$1,402	$731	$291	$156
Net Credit Loss Percent	0.56%	0.66%	0.60%	0.52%

Static Pool Loss Experience

	Originated FY 2001	Originated FY 2000	Originated FY 1999	Originated FY 1998	Total Portfolio
	(in thousands except percentages)
Static pool	$309,619	$105,091	$55,516	$12,849	$483,075
Gross charge-offs	$295	$2,222	$3,761	$378	$6,656
Recoveries	220	1,485	2,518	312	4,535
Net Credit Losses	$75	$737	$1,243	$66	$2,121
Net losses as a % of static pool	0.02%	0.70%	2.24%	0.52%	0.44%
Annualized lifetime static pool losses on 3/31/01	0.08%	0.56%	1.21%	0.23%	0.33%

End of Lease Termination Procedure

    The typical end of lease termination strategy utilized by many companies is a "risk avoidance" strategy, one which says the company does not want any vehicles returned, in an attempt to avoid residual risk. Westar believes that a risk avoidance strategy is neither customer friendly nor the most profitable approach. Instead, the Company uses a "profit maximization" strategy, which says the

Company will proactively pursue vehicles where the market value is greater than the residual value and work to persuade customers to purchase vehicles where the residual value is greater than the market value. The strategy optimizes the financial result.

    Six months prior to scheduled lease maturity, termination reports are produced by LASIRpro and delivered to the original dealership so the dealership can solicit the customer for a new Westar lease. Westar end-of-term ("EOT") specialists begin contacting customers 120 days prior to lease maturity. The EOT specialist first completes an initial valuation of the vehicle, and based upon the valuation analysis places the client into one of three EOT classifications: (1) market value is greater than residual value by more than $750; (2) market value is less than residual value by more than $750; or (3) market value as it relates to residual value is in between Categories 1 and 2. Vehicles in Category 1 are pursued for return, vehicles in Category 2 are encouraged to refinance or payoff their lease, and vehicles in Category 3 are considered neutral, meaning they can be returned or kept by the customer without any effort by Westar to influence the outcome. As the EOT specialist communicates with the customer, the EOT classifications are updated based upon actual mileage and condition of the collateral.

    Tools such as "waiving the final payment" or "waiving the disposition fee" are used when negotiating with Category 1 customers. For Category 2 customers, purchase option amounts can be lowered, allowing the customer to buy the car at a discount. Although the customer views the lower amount as a benefit, by using it Westar can generate more proceeds than would be available by disposing of the car through other methods. Decisions to waive a fee or re-negotiate residuals is based upon improving the final financial outcome for Westar. In any event, the EOT specialist continues working with the customer until the collateral is purchased, traded, or returned.

    Termination fees are collected as vehicles are returned or paid in full. These fees include purchase option, disposition, excess mileage, and wear and tear. Excess mileage and wear and tear are confirmed by an independent third party inspection service.

    Returned vehicles are disposed of through one of three channels: (1) wholesale auto auctions, (2) direct dealer wholesale, or (3) direct retail. Westar actively manages the efficiency of each disposition channel using standard industry benchmarks and considering factors such as the location of the collateral, vehicle options, and time of year.

    Shown below is end of term performance information for the portfolio:

Term	Units Booked	Units Returned	Gain / (Loss) on Sale	Avg Gain / (Loss) per Return	Avg Gain / (Loss) per Unit Booked	Units Returned
<= 27	102	31	$(25,628)	$(827)	$(251)	30.39%
28 – 39	328	80	$(110,664)	$(1,383)	$(337)	24.39%
40 – 51	227	22	$(35,758)	$(1,625)	$(158)	9.69%
52 – 63	93	9	$(6,759)	$(751)	$(73)	9.68%

Total	750	142	$(178,809)	$(1,259)	$(238)	18.93%

Casualty Losses

    From time to time, Westar's leased vehicles become casualty losses. Westar receives this information through either direct customer contact, insurance agent contact or garage or tow yard contact. The lease account is immediately transferred to the insurance queue of the LASIRpro collection system module and becomes the responsibility of a Westar collection specialist. The collection specialist works with the customer and the customer's insurance company to receive payoff in full. If the insurance proceeds are less than the Westar payoff, the insurance company is required to produce documentation supporting the settlement offer. This documentation is compared to market value by analyzing used-vehicle guides and auction averages. Any discrepancy is resolved with the insurance company. The customer is required to pay any payment due but unpaid up to the date of loss and pay any deductible. Upon completion of the customer's responsibility and receipt of insurance proceeds, the title is released to the insurance company. Any warranties purchased by the customer are also canceled and proceeds are applied to reduce the payoff. If a balance still remains after receipt of customer and insurance proceeds, the lease file is then processed for a Guaranteed Auto Protection "GAP" claim against reserves. Casualty losses to date have not been material.

Financing

    Westar employs a diversified funding strategy using traditional securitizations, flow fundings, portfolio sales, and interim warehouse debt to finance its growth. The largest part of its funding needs have been satisfied through traditional term asset-backed securitizations ("ABS") and Securities Based Asset Sale ("SBAS") programs.

    The Company is negotiating additional committed and uncommitted facilities with commercial banks whereby Westar may sell leases and loans both as they are originated (flow funding) as well as on a pooled basis. Flow fundings and asset sales typically produce more cash flow up-front for the Company but are less profitable than securitizations. Westar developed a proprietary form of hybrid investment, a "whole loan" structure tied to a single security, which it named "Securities Based Asset Sale," or SBAS. SBAS's rationalize and simplify the entire whole loan sale process, allowing Westar issuance and servicing savings as well as greater profits and up-front cash. The Company completed twenty-one SBAS or ABS transactions totaling $292 million during fiscal 2001. In these transactions, the Company retains all servicing rights and responsibilities through the life of the portfolios. The residual risks are transferred to others.

    The Company entered into an agreement in November 1995 with Bank One, Columbus NA for a $12 million warehouse facility. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations. In November 2000, the Company renewed the financing facility for $25 million. The Company uses this revolving credit warehouse facility as interim financing for the acquisition of vehicle leases until sufficient volume allows the Company to securitize such leases or to sell them in a SBAS.

    The warehouse facility allows short-term borrowing of 95% to 97% of the cost of the leased vehicles and is secured by a security interest in the lease and the related vehicle. The interest rate is LIBOR plus 300 basis points. Under the terms of the agreement, Bank One has the option of reviewing each credit and rejecting any lease which it, in its sole discretion, believes does not meet standards appropriate to prime credits.

    Cash for principal and interest payments on the warehouse credit facility are generated by the monthly lease payments, sales and securitizations. All leases included in a securitization or sale and any non-performing leases financed by the credit facility are repaid by the Company.

Regulatory Matters

    Business opportunities created by the Company's entry into e-commerce have greatly expanded its geographic area of operations to essentially a national footprint. The Company is subject to regulation under federal, state and local laws in the states in which it operates.

    The Company is registered as a lessor in 44 states and a lender in 43 states.

    Several states and the federal government have enacted "lemon laws' and similar statutes containing warranty protections for consumers who purchase or lease new or used motor vehicles. The application of these statutes may give rise to a claim or defense by a consumer against the manufacturer of a purchased vehicle or the dealer from or through whom such consumer leased such vehicle. The Company may be required to cancel a lease contract with a consumer who successfully asserts such a claim or defense, and, while the Company would have a claim against the manufacturer or such dealer, there can be no assurance that the Company will be made whole in every case in which the consumer successfully asserts such rights.

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

Employees

    As of March 31, 2001 and 2000 the Company had 87 and 52 Team Members, respectively. Competition for qualified personnel is intense and the Company believes that its future success depends in part on its continued ability to attract and retain qualified Team Members. To date, the Company has been successful in these efforts. The Company offers a competitive compensation package including salaries, insurance, incentive stock options and growth opportunities within the organization. The Company's employees are not represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Executive Officers

    The Company's executive officers are key to the smooth operation of the business. Information concerning these officers is contained below:

Name	Age	Position(s) Held
R. W. Christensen, Jr.	52	Chairman and Chief Executive Officer
Scott G. Cavanaugh	34	Vice President — Customer Service
Vicki Christensen	52	Vice President — Information Systems
Robert E. Kanatzar, Jr.	49	Sr. Vice President — Risk Management
Cindy A. Kay	36	Vice President & Controller

    R. W. Christensen, Jr., age 52, is the President and Chairman of the Board of Directors of the Company. Prior to 1978 he held positions as a financial analyst with Olympia Brewing Company, Assistant to the President of Pacific Hide & Fur, a natural resources and steel distribution firm, and as Corporate Pilot with Buttrey Food Stores. Mr. Christensen served as Vice Chairman (1989-1990) and a member of the Board of Directors (1987-1990) of Heritage Federal Savings & Loan Association. He was President and director of PacWest Financial Corporation, a privately held investment firm. Mr. Christensen is President and a member of the Board of Directors of Mud Bay Holdings, Ltd., a privately held investment company. Mr. Christensen has previously served as an officer, director and President of the National Vehicle Leasing Association (1981-1988) in which capacities he presented dozens of articles and scores of speeches on the state and future of the automobile leasing industry, subjects in which he is regarded as an expert. He was awarded the industry's most prestigious recognition, the Clemens-Pender Award, in 1988. He has served as director of Washington Independent Bankshares (1982). Mr. Christensen serves as the court-appointed Trustee of CASR Trust, a multi-year, multi-million dollar fund established by the bankruptcy court for the benefit of the creditors of All Seasons Resorts. He graduated from the College of Great Falls (B.A. with Honors, Management and Economics) and received an MBA from the University of Puget Sound. He serves as a Director (since 1978) and as Chairman (since 1995).

    Scott G. Cavanaugh, age 34, is Vice President—Customer Service with responsibilities for customer service, dealer funding, collection, asset disposal, remarketing, and recovery activities (since 1999). Prior to joining the Company, he was Vice President & Collection Manager for Bank of America and was responsible for a $6.5 billion dollar consumer portfolio, including a $2.7 billion auto dealer segment (1995 - 1999). Previously, he served in areas of similar and increasing responsibilities with Ford Motor Credit Company (1988 - 1995). He graduated from the George Washington University and received a B.A. in International Economics.

    Vicki Christensen, age 52, is Vice President—Information Systems. Prior to joining the Company in 1998, Ms. Christensen spent 18 years in progressively more responsible positions in the information management industry. She was a member of the Information Technology Team at Abitibi Consolidated, where she supervised LAN/WAN and IBM AS/400 activities. She was Information Systems Manager for Kitsap Federal Credit Union and implemented a SYS/38 conversion at Rainier Mortgage, a division of Rainier Bank. Ms. Christensen is not related to Westar's CEO.

    Robert E. Kanatzar, Jr., age 49, is Senior Vice President—Risk Management with responsibilities for the design and implementation of its risk/reward criteria, strategies, policies and procedures; the development of credit and collection policies and procedures; and the supervision of personnel engaged in risk, credit or collection activities (since 1997). Prior to joining the Company he was Senior Vice President of Credit Policy and Risk Management for NationsCredit Corporation, with a $10 billion consumer portfolio, a part of the Financial Services Group of NationsBank Corporation (1996). Previously, he served as Vice President-Manager of Risk Management for Bank One Credit Company and managed its $10 billion consumer portfolio (1992). Mr. Kanatzar has served in areas of similar and increasing responsibilities with Texas Commerce Bank, Citicorp Acceptance Company and Citicorp Mortgage Inc. He graduated from the University of Kansas and received an MBA from the University of Kansas Graduate School of Business.

    Cindy A. Kay, age 36, is Vice President & Controller with responsibilities for all accounting functions and term asset backed sales (since 1996). Prior to joining the Company, she was a Partner in Kay and Company, CPA's, responsible for financial management consulting, taxation and audit engagements (since 1990). Prior to joining Kay and Company, CPA's, she began her career with Coopers and Lybrand in Tucson, Arizona. Ms. Kay is a Certified Public Accountant and is a member of the Washington Society of CPA's and the American Institute of CPA's. Ms. Kay received her B.A. in Accounting from Saint Martin's College.

Item 2. Properties

    The Company's continued growth required additional expansion at The Financial Center this year. The original lease space, with a term running through March 31, 2005, was effectively doubled to 50,000 square feet at the same headquarters location of 150 Israel Road SW, Tumwater, Washington 98501. The lease of the additional 25,000 square feet expires October 31, 2005 but may be renewed along with the original lease, at the option of the Company, for an additional five years. This additional floorspace is designed to accommodate the Company's growth for the foreseeable future.

Item 3. Legal Proceedings

    There are no reportable events.

Item 4. Submission of Matters to a Vote of Security Holders

    None

PART II

Item 5. Market for the Company's Stock and Dividend Policy

    Trading of the Company's common stock began on November 28, 1995, and is facilitated through the NASD OTC Bulletin Board (OTC:WEST). As of, June 20, 2001 the Company had 324 stockholders of record. As a matter of policy, the Company has not paid any dividends on the common stock. Additionally, the borrowing agreement with Bank One, discussed previously, and the redeemable preferred stock agreements (see note 7 to the Financial Statements) restrict the payment of dividends on the common stock. The Company intends to retain its earnings for use in its business and therefore, does not plan to pay dividends on the common stock in the foreseeable future.

    The following table summarizes the high and low prices of the Company's stock for fiscal years ended March 31, 2001 and 2000.

	High	Low
Fiscal 2001
First quarter ended June 30, 2000	$4.48	$2.38
Second quarter ended September 30, 2000	$4.88	$3.00
Third quarter ended December 31, 2000	$5.13	$1.69
Fourth quarter ended March 31, 2001	$3.81	$1.63
Fiscal 2000
First quarter ended June 30, 1999	$6.38	$1.50
Second quarter ended September 30, 1999	$6.38	$3.25
Third quarter ended December 31, 1999	$6.69	$4.00
Fourth quarter ended March 31, 2000	$5.13	$4.00

    The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Item 6. Selected Consolidated Financial Data

    Selected consolidated financial data as of and for each of the five years ended March 31, is as follows:

	In thousands except per share data
	2001	2000	1999	1998	1997
Total revenues	$307,115	$116,827	$67,103	$2,246	$20,743
Net loss	(2,860)	(3,922)	(1,824)	(5,062)	(1,898)
Net loss per common share, basic & diluted	(1.25)	(1.79)	(.91)	(2.99)	(1.48)
Total assets	31,475	7,876	12,495	20,495	12,292
Total liabilities	45,534	18,989	19,739	23,228	10,134
Redeemable preferred stock	1,250	1,250	1,548	4,073	4,248
Shareholders' deficit	(15,309)	(12,363)	(8,792)	(6,806)	(2,090)

    The loss per common share for 2001, 2000, 1999, 1998 and 1997 has been calculated after giving effect to preferred stock dividends of $86,404, $126,181, $161,274, $390,673 and $392,940, respectively and has been adjusted for the 2-for-1 stock split in June 1996.

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

Results of Operations and Changes in Financial Conditions

    Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing to its franchised automobile dealers and Private Label origination channels throughout the United States. Over the past several years, the Company concentrated on developing its hardware, software, communications and its intellectual capital to support additional strategic business partners. Now, with infrastructure in place, the Company experiences wider margins, leveling overhead and volumes approaching a current annual run rate of $750 million. The Company's statement of operations reports a net loss of approximately $2.9 million and $3.9 million for fiscal years 2001 and 2000, respectively. However, the Company generated profits of $884 thousand in the second half of fiscal 2001. With additional increases in volume, future operating results will reflect economies of scale.

    As a financial portal, Westar originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar will receive either fee income or retain the assets for its own portfolio. Westar's business model is constructed to be relatively indifferent as to the identity of the ultimate investor, including itself, in the assets it produces. It is management's opinion that these programs are the most scalable and marketable currently available.

    During the next year, the Company expects to generate substantial growth in originations, decisionings, commitments and fulfillments as well as in managed assets. Management expects margins from fee income and income earned from its portfolio to increase at least as rapidly as volumes. A significant portion of the difference will be the result of scalability and the related economies of scale, which management believes Westar will realize from its significant investments in technology, innovative processes and alliances and its highly skilled and motivated Team Members.

    Volumes of lease originations increased 197% over the prior year, from 3,668 leases costing $107 million in the prior year to 10,894 leases costing $310 million in fiscal 2001. The credit quality of originated leases improved, with average FICO scores of 714 in the prior period compared to 737 in the current period. The face value of leases serviced increased $256 million or 127%, from $201 million to $457 million at March 31, 2000 and 2001, respectively.

    Total gross revenue increased $196 million (165%), from $116 million to $307 million from fiscal 2000 to 2001. The increase in total gross revenue was directly related to the 197% increase in lease volumes. As a result of the increased volumes, administration fee income also increased by $4.4 million (219%) over the prior period. Gross margins increased $3.8 million (224%) from $1.7 million to $5.5 million from fiscal 2000 to 2001 primarily due to timing of securitizations and asset sales coupled with increased originations.

    General and administrative expenses increased $2.7 million (49%) from fiscal 2000 to 2001 primarily due to simultaneous expansion of the Company's three new origination channels. The prior year increase in general and administrative expenses of $1.6 million (50%) from fiscal 1999 to 2000 was primarily due to rapidly increasing lease origination volumes and expansion of the Company's operations outside the Northwestern states.

    While Westar expects to continue to face intense competition from other firms, particularly the largest banks, financial services companies and the financial subsidiaries of automobile manufacturers, the Company is presently unaware of any direct competitor with the same breadth of enterprise as the Company.

Technology

    The Company's technological decisions have worked to its advantage in terms of reducing processing time, dramatically improved accuracy and overall ease of use. Westar's proprietary LASIRpro solution has over 900,000 lines of code written specifically for the way the Company does business and takes advantage of the IBM AS/400's advanced relational database design. This allows the system to accommodate various business channels and financial product offerings without the need for additional programming. The AS/400 is known for it's 99.94% uptime reliability and integrated security. Westar's LASIRpro system provides a high level of functional integration using automated risk analysis and decisioning, credit reporting, servicing, collections, EOT management, sales and use tax integration and state of the art document generation. The system maintains a number of summary and transaction tables to facilitate adhoc reporting, inquiry and analysis. LASIRpro also includes its own user programming language to provide for the complex logic and calculations used to support the document preparation requirements for each locality and financial product type. LASIRpro was designed with an e-commerce component and the ability to handle large volumes of transactions, yet is easily adaptable for additional Private Label partners.

    For contingency planning and disaster recovery purposes, Westar mirrors the data and programs between two AS/400s on a real time basis, eliminating the need to take systems and users down to perform backups, routine maintenance or hardware/software upgrades. During the February 28, 2001 6.8 earthquake, centered less than 10 miles from its datacenter, the Company had no interruption in service to its local users or its remote Private Label partners. The data center is protected by dual uninterruptable power supplies and by a diesel generator in the event of a long-term power outage.

    The installation of a hot site backup AS/400 in Texas in fiscal 2002 will provide additional redundancy and allow the Company to enhance its westarfinancial.com Internet site. The Company will be adding several different modules to allow its consumers and dealers to interface directly, conveniently and securely with LASIRpro.

Liquidity and Capital Resources

    The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii); (ii) satisfy requirements for working capital; (iii) pay operating expenses; (iv) satisfy debt service; (v) pay preferred stock dividends; (vi) implement its expansion; and, (vii) invest in technology, systems and personnel. A substantial portion of the Company's revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, ABS and SBAS transactions, and sales of equity and debt securities. Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of March 31, 2001, the Company has completed thirty-nine securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

    As part of its liquidity strategy, on March 31, 2001, the Company deferred $20 million of sales to the first quarter of fiscal 2002. By deferring the sale, the Company took advantage of a lower cost of funds in the first quarter of 2002. The effect of the deferral caused cash flows from operations to decrease to $(14.6) million as compared to $5.0 million in the prior year and deferred to April, 2001 reported income of $311K.

    The Company invested $1.8 million in property and equipment during fiscal 2001, the majority of which is focussed on its LASIRpro,e-commerce and facilities expansion.

    Total liabilities as of March 31, 2001 were $45.5 million, up $26.6 million from the prior fiscal year. This increase reflects the $20 million asset sale deferral and the effect of increasing originations.

    The Company must comply with certain loan covenants. During the year the Company was not in compliance with certain covenants and the lender waived them through March 31, 2001.

    The Company entered into an agreement in November 1995 with Bank One, Columbus NA for a $12 million warehouse facility. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations. In November 2000, the Company renewed the financing facility for $25 million. The Company uses this revolving credit warehouse facility as interim financing for the acquisition of vehicle leases until sufficient volume allows the Company to securitize such leases or to sell them in a SBAS.

    This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases, short-term liabilities and general and administrative expenses. Increased originations coupled with higher margins generates additional cash flows to be utilized for working capital requirements. At March 31, 2001 the unused portion of the warehouse line was $4.3 million.

    In June, July and August 2000, the Company received $3.5 million from subordinated promissory notes. The notes have no prepayment penalties and are to be repaid with interest, calculated at 9%. These funds are being utilized for working capital requirements and will be repaid with future proceeds from additional equity or debt financing, if any. The June 2000 note has subsequently been paid in full. The July and August 2000 notes are expected to paid from cash flows from operations.

    The Company has $3.0 million in notes from a related party (a director) which have subsequently been extended with similar terms and a maturity date of August 15, 2001. The related party lender has expressed an interest in renegotiating the terms of this debt and an additional $1.25 million of redeemable preferred stock to allow for repayment from future cash flows of the Company.

    In April 2000, the Company entered into a sale/leaseback with Banc One Leasing Corporation in the amount of $514,944. The contract is to be repaid in 60 equal payments of $10,821.

    Since 1994, the Company has raised $4,250,000 from redeemable preferred stock offerings. The proceeds were used for the development of DDRL and to fund current operations and initial lease acquisitions.

    It is the opinion of Management that, as of March 31, 2001, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company's immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financings to provide for the Company's planned growth over the next several years. There can be no assurance that such negotiations will be successful.

Subsequent Events

    In April 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-first, forty-second and forty-third ABS or SBAS of $20, $5.4 and $24 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $135,338, $36,648 and $164,954, respectively, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

    In May 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-fourth, and forty-fifth ABS or SBAS of $26.5 and $19.7 million, respectively of automobile lease-

backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $182,079 and $135,652, respectively, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

    In June 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-sixth ABS or SBAS of $20.0 million, of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $137,820 which is to be received in 60 monthly payments. The Company continues to service the leases sold.

Recent Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FAS No. 138 amends FAS No. 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS No. 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company believes that the cumulative effect of adoption will not be material to the Consolidated Financial Statements.

    Effective January 1, 2000, the Company's accounting policies were reviewed for compliance with the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

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

    Fluctuations in used vehicle prices are another market risk to which the Company is exposed. Unexpected changes in the used vehicle market not only impact credit losses, but also residual losses. The Company minimizes credit loss exposure through its SBAS transactions and minimizes residual exposure by transferring the residual value risk to third parties.

    The effect of inflation on general and administrative expenses over the past several years has been negligible. Inflation is not expected to impact earnings in the ensuing twelve-month period.

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Westar Financial Services Incorporated

    We have audited the accompanying consolidated balance sheets of Westar Financial Services Incorporated and its subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westar Financial Services Incorporated and its subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Seattle, Washington
June 15, 2001 (except for Note 5
which is as of June 28, 2001)

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
As March 31, 2001 and 2000

	2001	2000
Assets
Cash and cash equivalents	$4,728,664	$1,401,243
Accounts and other receivables, net (Notes 2 & 9)	774,356	385,602
Credit enhancement receivable and net servicing asset	2,624,796	2,218,897
Net investment in direct financing leases (Notes 4 & 5)	1,878,762
Vehicles under operating leases held for sale, net (Notes 4 & 5)	19,481,587	2,827,830
Deferred tax asset, net of valuation allowance of $5,599,662 and $4,709,778 (Note 6)
Fixed assets and other	1,986,873	1,042,118

Total Assets	$31,475,038	$7,875,690

Liabilities, Redeemable Preferred Stock and Shareholders' Deficit
Accounts payable	$8,142,562	$4,141,841
Notes payable to banks (Note 5)	20,655,101	3,842,471
Notes payable affiliates and capital leases (Note 5)	11,651,942	8,822,514
Other liabilities	5,084,543	2,181,848

Total Liabilities	45,534,148	19,188,167

Redeemable preferred stock (Notes 7 & 8)	1,250,000	1,250,000

Shareholders' Deficit:
Common stock, no par value; 35,000,000 shares authorized; 2,348,170 and 2,348,120 shares issued and outstanding (Note 8)	3,716,427	3,716,177
Paid in capital — stock warrants (Notes 5 & 8)	371,495	371,495
Accumulated deficit	(19,397,032)	(16,450,656)

Total Shareholders' Deficit	(15,309,110)	(12,362,984)

Total Liabilities, Redeemable Preferred Stock and Shareholders' Deficit	$31,475,038	$7,875,690

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the years ended March 31, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Revenues from sales and securitizations	$294,208,756	$112,416,055	$64,210,552
Revenues from operating leases	5,483,944	1,851,806	1,112,845
Administrative fee income	6,477,173	2,029,522	927,364
Service fee income	699,490	381,958	132,888
Earned income on direct financing leases	112,592	494	631,102
Other	132,910	147,100	88,746

Total Revenues	307,114,865	116,826,935	67,103,497

Direct costs:
Costs related to sales and securitizations	293,039,172	112,713,557	62,790,337
Interest	1,328,925	453,818	1,086,983
Depreciation on operating leases	3,592,952	1,302,289	737,436
Provision for credit losses	30,000	65,500	62,289
Other	3,592,599	598,765	439,923

Total Direct Costs	301,583,648	115,133,929	65,116,968

Gross margin	5,531,217	1,693,006	1,986,529
General and administrative expenses	7,342,289	4,864,500	3,238,639
Subordinated debt interest expense	1,048,900	750,235	571,586

Loss before federal income tax benefit	(2,859,972)	(3,921,729)	(1,823,696)
Income tax benefit (expense) (Note 6)
Net loss	(2,859,972)	(3,921,729)	(1,823,696)
Dividends on redeemable preferred stock	(86,404)	(126,181)	(161,274)

Net loss applicable to common stock	$(2,946,376)	$(4,047,910)	$(1,984,970)

Net loss per basic and diluted common share	$(1.25)	$(1.79)	$(0.91)

Weighted average number of basic and diluted shares outstanding	2,348,146	2,264,284	2,187,300

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statement of Shareholders' Deficit
For the years ended March 31, 2001, 2000 and 1999

	Common Stock
			Paid in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, March 31, 1998	2,187,300	$3,239,795	$371,495	$(10,417,776)	$(6,806,486)
Dividends on redeemable preferred stock				(161,274)	(161,274)
Net loss				(1,823,696)	(1,823,696)

Balance, March 31, 1999	2,187,300	3,239,795	371,495	(12,402,746)	(8,791,456)
Exercise of common stock options	115,000	230,000			230,000
Conversion of preferred stock to common stock	55,000	275,000			275,000
Issuance of common stock	16,420	82,100			82,100
Redemption and retirement of common stock	(25,600)	(160,256)			(160,256)
Issuance of compensatory stock options		49,538			49,538
Dividends on redeemable preferred stock				(126,181)	(126,181)
Net loss				(3,921,729)	(3,921,729)

Balance, March 31, 2000	2,348,120	$3,716,177	$371,495	$(16,450,656)	$(12,362,984)
Exercise of common stock options	50	250			250
Dividends on redeemable preferred stock				(86,404)	(86,404)
Net loss				(2,859,972)	(2,859,972)

Balance, March 31, 2001	2,348,170	$3,716,427	$371,495	$(19,397,032)	$(15,309,110)

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended March 31, 2001, 2000 and 1999

Increase (Decrease) in Cash and Cash Equivalents	2001	2000	1999
Cash flows from operating activities:
Net loss	$(2,859,972)	$(3,921,729)	$(1,823,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,393,348	1,682,694	1,083,841
Compensation expense on stock options		49,538
Provision for (recovery of) credit losses	(50,088)	65,499	62,289
Changes in assets and liabilities:
Accounts and other receivables	(385,190)	(131,905)	(106,226)
Credit enhancement receivable	(315,004)	(1,179,003)	(184,047)
Net investment in direct financing leases	(1,903,762)	65,148	18,430,650
Vehicles under operating leases held for sale	(20,266,079)	5,481,403	(10,440,209)
Accounts payable	3,914,317	2,349,150	932,626
Other liabilities	2,902,694	494,638	964,812
Other	5,985	(622)	24,621

Net cash provided by (used in) operating activities	(14,563,751)	4,954,811	8,944,661

Cash flows from investing activities:
Purchase of fixed assets and other	(1,751,136)	(887,836)	(308,069)

Net cash used in investing activities	(1,751,136)	(887,836)	(308,069)

Cash flows from financing activities:
Redemption of redeemable preferred stock		(23,000)	(2,525,000)
Exercise of common stock options	250	230,000
Redemption and retirement of common stock		(160,256)
Issuance of common stock		82,100
Additions to notes payable to banks	299,645,741	101,469,038	58,150,281
Payments on notes payable to banks	(282,833,111)	(107,569,506)	(63,583,319)
Additions to notes payable affiliates and capital leases	4,014,944	2,845,771
Payments on notes payable affiliates and capital leases	(1,185,516)
Dividends paid on redeemable preferred stock		(3,723)	(115,793)
Other		(461,616)	(112,832)

Net cash provided by (used in) financing activities	19,642,308	(3,590,936)	(8,186,663)

Net increase in cash and cash equivalents	3,327,421	476,039	449,929
Cash and cash equivalents:
Beginning of year	1,401,243	925,204	475,275

End of year	$4,728,664	$1,401,243	$925,204

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,796,491	$1,023,005	$1,713,829

Supplemental schedule of non-cash financing activity:
Conversion of preferred stock to common stock		$275,000

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Description of business and summary of Significant Accounting Policies:

General

    Westar Financial Services Incorporated ("Westar" or "the Company") is a Washington Corporation formed in 1996. Westar Financial Services Incorporated (OTC:WEST) originates, decisions, commits to and fulfills consumer financings for itself and others. Westar currently originates financial transactions through four channels: Dealer Direct Retail Leasing (DDRL), Internet, Intranet and Private Label. The Company employs diversified funding strategies utilizing securitizations and Securities Based Asset Sales ("SBAS") as well as interim warehouse financing. The Company services leases during their term and remarkets used automobiles upon the expiration of the leases. At March 31, 2001, the Company holds a lease servicing portfolio in excess of $450 million. The Company earns fees for decisioning and fulfilling financial transactions for others.

Principles of Consolidation

    The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (Westar), its 100% owned subsidiaries Westar Finance Holding Co., Westar's 100% owned subsidiary Westar Auto Holding Company, Inc. (WestAH), Westar Auto Finance, LLC (WestAF) and the Westar Lease Origination Trust (WestLOT), a Massachusetts business trust registered in the State of Washington, beneficially owned by WestAF. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit and Financial Instrument Risk

    The Company controls its credit risk through credit standards, limits on exposure, and by monitoring the financial condition of its lessees. The Company requires all lessees to provide collateral protection and liability insurance throughout the term of the lease contracts.

    The Company has contingent collateral and liability insurance which protects the Company from lapses in the lessee's insurance. The Company maintains lease value deficiency ("GAP") insurance on lease contracts originated prior to 1999, which protects the lessee and the Company from a portion of losses associated with deficiencies between the leased vehicle's value and the balance on the related lease contract. Since loss experience has been low, the Company presently self-insures against GAP loss. The Company retains the servicing of the leases sold.

    To mitigate the effect of regional concentration risk, the Company has implemented a strategic growth and expansion plan. The Company has established a strong market presence in 16 western states, entered into multiple strategic alliances throughout the United States and achieved near-national coverage through its alliance with USAA Federal Savings Bank. These efforts have positioned the Company to steadily increase volume while reducing regional and dealer concentration risk. The Company currently has over 1,100 signed dealers in 20 states, and has relations with approximately 4% of the national dealer body. Additionally, over 1,000 dealers utilize the Company's program through the Private Label channel. In fiscal year 2001, no one dealer accounted for more than 1% of the Company's lease originations.

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

Fixed Assets and Other

    At March 31, 2001 and 2000, furniture, fixtures and equipment of $1,922,268 (net of accumulated depreciation of $1,587,563) and $949,953 (net of accumulated depreciation of $808,739), respectively, are included in fixed assets and other. They are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 to 5 years. Included in this total are assets subject to capital leases in the amount of $113,779 (net of accumulated amortization of $536,338) and $247,376 (net of accumulated amortization of $402,741) for the years ended March 31, 2001 and 2000, respectively. These assets are stated at cost less accumulated amortization and are amortized over the term of the lease.

Intangible Assets

    At March 31, 2001 and 2000, intangible assets of $0 (net of accumulated amortization of $164,214) and $8,403 (net of accumulated amortization of $142,640), respectively are included in fixed assets and other, and consist of unamortized debt origination costs. The debt origination costs incurred in relation to the revolving credit agreement with Bank One and a private placement are amortized on a straight-line basis over the remaining term of the agreements.

Stock-Based Compensation

    During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The statement requires expanded disclosure of stock-based compensation arrangements and encourages (but does not require) application of the fair value recognition provision in the statement. SFAS No. 123 does not require alteration of the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in Accounting Principles Bulletin ("APB") Opinion No. 25, but are now required to disclose the pro forma amounts of net income (loss) and earnings (loss) per share that would have been reported had they elected to follow the fair value recognition provision of SFAS

No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25.

Federal Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted ax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to the extent that recovery of net deferred tax assets fail to meet the more likely than not standard imposed by SFAS No. 109 "Accounting for Income Taxes.

Earnings Per Share

    Loss per share is computed using the weighted-average number of common shares outstanding. Net loss used in the computation of loss per share has been increased to include the required amount of dividends on the redeemable preferred stock of $86,404, $126,181 and $161,274 for the years ended March 31, 2001, 2000 and 1999, respectively. Dilutive loss per share calculations do not include 630,850, 630,900 and 399,833 shares for fiscal years 2001, 2000 and 1999, respectively of common stock options as the effect would be anti-dilutive.

Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

    The Company's financial instruments include cash, accounts receivable, credit enhancement receivables and notes payable, which due to the nature and duration of these financial instruments, approximates their fair value.

Segment Reporting

    In June 1997, FASB issued SFAS No. 131, "Disclosure about Segments of an enterprise and Related Information" ("SFAS No. 131"), which requires public Companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the management team. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. Westar adopted the provisions of SFAS No. 131 during the fourth quarter of fiscal 2001. As all of Westar's current originations are prime credit auto financing the Company deems no operational segments currently exist.

Effect of Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FAS No. 133", which delayed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", by one year. FAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (April 1, 2001 for the Company). In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133". FAS No. 138 amends FAS No. 133 and will be adopted concurrently with FAS No. 133. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or accumulated other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will be included in the income statement along with the offsetting changes in the hedged item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all of the hedges will be recognized in current period earnings. The impact of FAS No. 133 as amended by FAS No. 138 on the Company's financial statements will depend on a variety of factors, including the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company believes that the cumulative effect of adoption will not be material to the Consolidated Financial Statements.

    Effective January 1, 2000, the Company's accounting policies were reviewed for compliance with the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that FIN 44 has had a material effect on the Company's financial position and results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("Statement No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". Statement No. 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. Statement No. 140 is effective for transfers and servicing of financial assets and extinquishments of liabilties occuring after March 31, 2001. Westar properly accounts for its assets under FASB 13, therefore the implementation of this statement will not effect Westar's consolidated financial position, results of operations or cash flows.

2. Accounts and Other Receivables:

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

    At March 31, 2001 and 2000, accounts receivable includes a remaining balance of approximately $94,000, associated with a customer which is now operating under Chapter 11 of the Federal Bankruptcy Act. The court-appointed Trustee in that case managing that company proposed to the Unsecured Creditors' Committee a plan which provides for full recovery of the Company's remaining balance plus interest over an extended term. That plan was approved on October 15, 1993. A trust was formed on behalf of the Unsecured Creditors' benefiting from the plan (of which the Company is a participating beneficiary). The Trustee appointed for the reorganizing company is a related party (see note 9). The Company expects full recovery as a result of the plan.

3. Securitizations and SBAS:

    The Company relies upon sales of leases into various forms of traditional securitizations, Securities Based Asset Sales ("SBASs") and Asset Backed Commercial Paper ("ABCP") facilities to generate cash proceeds for repayment of its warehouse credit facility and to create the availability of capital to originate additional leases. Revenues generated by the Company's securitizations represent a significant portion of the Company's revenues.

    During the fiscal year ended March 31, 2001, the Company completed twenty-one SBAS or Asset Backed Securities ("ABS") transactions which generated approximately $292 million of proceeds from private-placement offerings referred to as 2000-D to 2000-R and 2001-A to 2001-F. The Company's proceeds were reduced by a portion of future cash flows related to the pool of contracts sold. Such un-remitted portion of proceeds represents servicing income and a credit enhancement to the purchase of trust certificates, as it provides additional collateral. Recourse to the Company is limited to the extent of the credit enhancement. The Company anticipates receiving the unremitted proceeds over the term of the securitizations, which have a maximum term of 63 months. As part of the transaction, the Company sells the tax benefit related to depreciation of the leased equipment to a third party. The Company retains all servicing rights and responsibilities through the life of the portfolio.

4. Leases:

Operating

    Components of vehicles under operating leases held for sale as of March 31, 2001 and 2000 are as follows:

	2001	2000
Vehicles under operating leases held for sale	$19,818,892	$2,954,1055
Less: accumulated depreciation	227,068	35,407

Sub-total	19,591,824	2,918,698
Allowance for losses	(110,237)	(90,868)

Net vehicles under operating leases held for sale	$19,481,587	$2,827,830

Direct Financing

    In August 2000, the Company repurchased the remaining stream of cash flows from the 1996-A and 1996-B securitizations from The Industrial Bank of Japan, LTD. Those assets are appropriately accounted for under the direct financing method.

    Components of the net investment in direct financing leases as of March 31, 2001 including guaranteed residual value are as follows:

2001
Total minimum lease payments receivable	$1,943,769
Unearned income	40,007

Sub-total	1,903,763
Allowance for losses	(25,000)

Net investment in direct financing leases	$1,878,762

    The total minimum lease payments receivable are due during fiscal 2002.

    Lessees have options to purchase the underlying asset at the end of the lease term at the stated residual, which is not less than the book value at termination.

    A summary of activity in the Company's allowance for credit losses which relates to operating leases, direct financing leases and other receivables for each of the years ended March 31, are as follows:

	2001	2000
Beginning balance
Accounts receivable	$20,621	$20,621
Operating assets	90,869	154,934
Direct financing assets	—	—
Credit enhancement	90,893	—

	202,383	175,555
Provision:
Operating leases and other	30,000	65,500
Direct financing leases
Net charge-offs:
Operating leases	(52,911)	(14,433)
Direct financing leases	(23,613)	(24,239)
Other	(3,562)

Balance, end of year
Accounts receivable	$17,060	$20,621
Operating assets	110,237	90,869
Direct financing assets	25,000	—
Credit enhancement	—	90,893

	$152,297	$202,383

5. Notes Payable To Banks and Others:

Notes Payable To Banks

    The Company entered into an agreement in November 1995 with Bank One, Columbus NA for a $12 million warehouse facility. In July of 1997 the warehouse line was increased to $25 million. Subsequently, the warehouse line was renewed through November 2001. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations. The credit facility provides short term borrowing from 95% to 97% of the cost of the leased equipment and is secured only by the pledge of the Asset Specific Trust Instrument ("ASTI") generated upon the origination of the lease. The credit facility calls for principal reductions on amounts borrowed corresponding to the payment due dates of the underlying lease contracts. Repayment of amounts borrowed is required from the proceeds upon securitization or SBAS of the underlying lease contracts. The credit facility calls for interest, payable quarterly, at three percent (3%) above the 30-day LIBOR rate. The credit facility requires the Company to comply with quarterly debt/equity ratios, net worth minimums (as defined) and prohibits the payment of dividends on common stock. At March 31, 2001, the Company exceeded certain covenants and the lender has waived these covenants through March 31, 2001.

    At March 31, 2001 and 2000, $20.2 million and $3.3 million was outstanding under the line, respectively. The highest outstanding balance throughout the year was $25 million in July of 2000. The weighted average rate of interest paid under the credit facility was 9.39% and 8.35% during the years ended March 31, 2001 and 2000, respectively (calculated using the number of days each rate was outstanding for the fiscal year). The interest rate at March 31, 2001 and 2000 was 8.29% and 8.93%, respectively. Additionally, the credit facility requires payment of a quarterly non-utilization fee of .125% on the unused portion of the line, which at March 31, 2001 was $4.8 million.

    In August 1997, the Company entered into a working capital loan for $750,000 with Bank One. The loan is collateralized by a perfected first security position in the Company's interest in 1999 PIC C. The interest rate is three percent (3%) above the 30-day LIBOR rate which was 8.29% at March 31, 2001. The note was due August 21, 2000 and was extended to November 30, 2001 with a maximum balance of $500,000. The balance at March 31, 2001 and 2000 was $500,000.

    The Company paid cash for interest on notes payable to banks of $1,291,872, $455,409, and $1,348,684 for the years ended March 31, 2001, 2000 and 1999, respectively.

    The future annual repayments related to notes payable to banks approximated $20.7 million and are due in fiscal year 2002.

Notes Payable Affiliates and Capital Leases

    Subordinated Debt:  In April 1997, the Company entered into an agreement to borrow $1,500,000 from a related party (a director). The loan was due at the earlier of (i) April 30, 2001 or (ii) receipt by the Company of not less than $5,000,000 in proceeds from one or more closings of its current offerings of Units, consisting of convertible subordinated notes or any other similar financing and has subsequently been extended to August 15, 2001. The note bears interest at the rate of 9%. The borrowings are subordinated to bank borrowings, guaranteed by one of the Company's executive officers and are secured by certain Company assets. The agreement grants the lender warrants exercisable for five years to purchase 3.75% of the Company's then outstanding common stock for $.01 a share. The difference between the fair market value of the then outstanding common stock and the strike price of the warrants was recorded as non-cash interest and amortized over the original term of the note. The note balance at March 31, 2001 and 2000 was $1,500,000.

    Subordinated Debt:  In January 1998, the Company entered into an agreement to borrow $500,000 from a related party (a director). The note was due April 30, 2001 and has subsequently been extended to August 15, 2001. The note bears interest at the rate of 9.5%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 and 2000 was $500,000.

    Subordinated Convertible Debt:  In May 1998, the Company entered into an agreement with a former related party to borrow $4,000,000. The note is convertible into 753,701 shares of the Company's common stock. The note is to be repaid no later than May 2003 and bears interest at the rate of 10.5%. The balance at March 31, 2001 was $4,000,000.

    Subordinated Debt:  In January 2000, the Company entered into an agreement to borrow $1,200,000. The note bears interest at 9% and borrowings are subordinate to Bank borrowings. The note was due April 30, 2000. In April 2000 the note was re-written and extended through March 31, 2001 and subsequently paid in full.

    Subordinated Debt:  In May 2000, the Company entered into an agreement to borrow $250,000 from a related party (a director). The note was due April 30, 2001. The note bears interest at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $250,000. The note is currently payable on demand.

    Subordinated Debt:  In June 2000, the Company entered into an agreement to borrow $600,000 from a related party (a director). The note was due April 30, 2001. The note bears a variable rate of interest, currently at the rate of 10%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $78,771.

    Subordinated Debt:  In June 2000, the Company entered into an agreement to borrow $1,000,000 from a related party (a director). The note was due September, 2000 and has subsequently been extended to August 15, 2001. The note bears interest at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $1,000,000.

    Subordinated Debt:  In June 2000, the Company entered into an agreement to borrow $1,000,000. The note was due June 5, 2001. The note bears a variable rate of interest, currently at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $1,000,000 and subsequently paid in full.

    Subordinated Debt:  In July 2000, the Company entered into an agreement to borrow $1,000,000. The note is due July 5, 2001. The note bears a variable rate of interest, currently at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $1,000,000.

    Subordinated Debt:  In August 2000, the Company entered into an agreement to borrow $500,000. The note is due August 25, 2001. The note bears a variable rate of interest, currently at the rate of 9%. The borrowings are subordinated to bank borrowings. The balance at March 31, 2001 was $500,000.

    The future annual repayments related to notes payable to affiliates approximated $7.1 and $4.0 for the years ending March 31, 2002 and 2003.

Obligations Under Capital Leases:

    At March 31, 2001 the Company had several sale/leaseback transactions with T&W Financial Corporation, a former related party (see note 9) (subsequently serviced by Finova) and Banc One. Payments of principal and interest are due in monthly installments of $25,520. Interest is imputed at the rate of approximately 9.3%. The balance at March 31, 2001, 2000 and 1999 was $623,174, $334,909 and $184,317, respectively.

    The future minimum lease payments are as follows:

March 31, 2002	$195,319
March 31, 2003	154,041
March 31, 2004	136,277
March 31, 2005	126,800
March 31, 2006	10,737

Total	$623,174

    The Company paid cash for interest on notes payable to affiliates and obligations under capital leases of $545,718 and $529,932 for the years ended March 31, 2001 and 2000, respectively.

Obligations Under Operating Leases:

    At March 31, 2001 the Company had several operating leases for offices and office equipment. These obligations extend through 2005. Rental expense for these operating leases is $858,090, $239,296 and $94,491 for the years ended March 31, 2001, 2000 and 1999.

    The future minimum lease payments are as follows:

March 31, 2002	$1,016,564
March 31, 2003	927,353
March 31, 2004	902,911
March 31, 2005	874,959

Total	$3,721,787

6. Federal Income Taxes:

    The components of deferred taxes were as follows for the years ended March 31, 2001, 2000 and 1999:

	2001	2000	1999
Deferred tax assets:
NOL carry forward	$5,501,748	$4,674,039	$3,340,979
Bad debt allowance	143,308	37,915	59,689
Other	85,793	114,066	104,314

Total gross deferred tax assets	5,730,849	4,826,020	3,504,982
Less: valuation allowance	5,599,662	4,709,778	3,482,518

	131,187	116,242	22,464
Direct financing leases	0		(8,160)
Accelerated depreciation and other	(131,187)	(116,242)	(14,304)

Total gross deferred tax liabilities	(131,187)	(116,242)	(22,464)

Net deferred tax assets	$0	$0	$0

    The valuation allowance for deferred tax assets as of March 31, 2001, 2000 and 1999 was $5,599,662, $4,709,778 and $3,482,518, respectively.

    At March 31, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $16 million. These are available to offset future federal taxable income through 2009. The Company recorded a 100% valuation allowance against the deferred tax asset in fiscal 2001, 2000 and 1999.

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

    The following represents the Company's preferred stock activity for the years ended March 31, 2001, 2000 and 1999:

Series:	1	2	3	4	Total
March 31, 1998	1,400	231	1,191	1,250	4,073
Shares redeemed	(1,125)	(231)	(1,169)		(2,525)

March 31, 1999	275	0	23	1,250	1,548
Shares redeemed	(275)		(23)		(298)

March 31, 2000	0	0	0	1,250	1,250

Shares redeemed	0	0	0	0	0
March 31, 2001	0	0	0	1,250	1,250

Shares authorized	1,500	300	1,200	1,250	4,250

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

    At the option of the holder, 60 shares of the Series 4 Preferred Stock are convertible into 10% of the outstanding common stock of the Company. The shares are convertible at any time and are automatically convertible at such time that the Company participates in a public offering, as defined. The options have not been converted and the Preferred Stock has been recorded as a liability of the Company based on the Preferred Stockholder's ability to obtain cash settlement.

8. Common Stock, Options and Warrants:

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

    In November 1999, the Company entered into an agreement with Bank One, NA related to the purchase commitments of auto lease receivables. The agreement entitles Bank One to warrants for the purchase of 25,000 shares of Westar's common stock with a strike price of $8.00 per share during the life of the agreement.

    In March 1995, the Company entered into an agreement with the Industrial Bank of Japan, Limited ("IBJ") related to the placement of securities backed by auto lease receivables. The agreement also entitles IBJ to warrants for the purchase of 71,200 shares at $.50 per share of the Company's common stock. The warrants expire December 31, 2001.

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

    The following summarizes the activity related to options and warrants, excluding the IBJ, & Capital, Inc. and Bank One warrants (see Note 5 and Note 9):

	Shares	Price Per Share	Weighted Average Exercise Price
March 31, 1998	242,000	$0.50 to $11.00	$3.26
Granted	237,833	$2.625 to $4.00	$3.41
Exercised
Expired	(80,000)	$.50 to $7.25	$2.94

March 31, 1999	399,833	$2.00 to $11.00	$3.41

Granted	500,400	$2.625 to $8.00	$5.78
Exercised	(115,000)	$2.00	$2.00
Expired	(154,333)	$2.625 to $5.6875	$4.13

March 31, 2000	630,900	$2.00 to $11.00	$5.375

Granted
Exercised	(50)	$5.00	$5.00
Expired

March 31, 2001	630,850	$2.00 to $11.00	$5.375

    Information relating to stock options at March 31, 2001 summarized by exercise price is as follows:

	Outstanding			Exercisable

Weighted Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price
$2.00	10,000	2.625	$2.00	10,000	$2.00
$2.625	81,500	8.000	$2.625	32,600	$2.625
$2.75	20,000	2.208	$2.75	20,000	$2.75
$4.00	30,000	2.542	$4.00	30,000	$4.00
$5.00	134,350	7.295	$5.00	50,830	$5.00
$6.00	265,000	3.835	$6.00	235,000	$6.00
$7.00	40,000	2.000	$7.00	10,000	$7.00
$8.00	30,000	2.542	$8.00
$9.00	10,000	1.375	$9.00	10,000	$9.00
$11.00	10,000	1.375	$11.00

	630,850	4.72	$5.37	398,430	$5.28

    All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements. Effective for fiscal 1996, the Company adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 requires that compensation under a fair value method be determined and disclosed in a pro forma effect on earnings and earnings per share. The fair value of the options granted during fiscal years 2001, 2000 and 1999 is estimated using the Black-Scholes option pricing model. Had compensation cost for stock based compensation been determined based on the fair value at the grant dates beginning in 1996, consistent with the method of SFAS No. 123, the Company's net loss applicable to common stock and loss per common share for the years ended March 31, 2001, 2000 and 1999, would have been increased to the pro forma amounts presented below:

	2001	2000	1999
	(in thousand, except per share data)
Net loss applicable to common stock
As reported	$(2,946)	$(4,048)	$(1,985)
Pro Forma	$(3,126)	$(5,127)	$(2,032)
Loss per common share, basic
As reported	$(1.25)	$(1.79)	$(.91)
Pro Forma	$(1.33)	$(2.27)	$(.93)

    No stock options where granted in fiscal year March 31, 2001. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999, respectively: expected life of the options 6 and 4 years for 2000 and 1999, respectively, risk-free interest rate of approximately 5.60%, and 5.43% no dividend yield, and volatility of 122%, and 2.45%. The weighted average fair value at date of grant for options granted during 2000 and 1999 approximated $3.35, and $2.35 per option, respectively.

Supplemental Quarterly Information
(unaudited)

	Quarter Ended 06/2000	Quarter Ended 09/2000	Quarter Ended 12/2000	Quarter Ended 03/2001
Total revenues	$37,215,109	$59,629,304	$110,177,258	$100,093,194
Gross margin	(413,336)	423,052	2,662,379	2,859,122
Operating income (loss)	(1,991,774)	(1,659,751)	726,022	691,378
Net income (loss)	(2,237,178)	(1,535,527)	419,937	406,392
Net income (loss) applicable to common shareholders	(2,237,178)	(1,535,527)	419,937	406,392
Basic income (loss) to common shareholders per share	$(.95)	$(.65)	$.18	$.17
Fully diluted income (loss) to common shareholders per share	$(.95)	$(.65)	$.15	$.15
	Quarter Ended 06/1999	Quarter Ended 09/1999	Quarter Ended 12/1999	Quarter Ended 03/2000
Total revenues	$25,094,698	$33,083,536	$25,817,782	$32,830,919
Gross margin	296,785	748,408	807,848	(160,035)
Operating income (loss)	(771,265)	(436,682)	(355,479)	(1,608,069)
Net income (loss)	(978,070)	(660,668)	(575,491)	(1,833,681)
Net income (loss) applicable to common shareholders	(978,070)	(660,668)	(575,491)	(1,833,681)
Basic income (loss) to common shareholders per share	$(.44)	$(.29)	$(.26)	$(.81)
Fully diluted income (loss) to common shareholders per share	$(.44)	$(.29)	$(.26)	$(.81)

9. Other Related Party Transactions:

    The Company entered into certain related party transactions related to debt and other transactions (See Note 5).

    The Company holds a receivable in the amount of approximately $94,000 as of March 31, 2001 and 2000, from CASR Trust. An officer/director of the Company is the court appointed trustee of CASR Trust. The trust was established by the bankruptcy court for the benefit of the creditors of All Season's Resort (See Note 2).

10. Subsequent Events:

    In April 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-first, forty-second and forty-third ABS or SBAS of $20, $5.4 and $24 million, respectively, of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $135,338, $36,648 and $164,954, respectively, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

    In May 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-fourth, and forty-fifth ABS or SBAS of $26.5 and $19.7 million, respectively of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $182,079 and $135,652, respectively, which is to be received in 60 monthly payments. The Company continues to service the leases sold.

    In June 2001, the Company's origination/issuer trust, Westar Lease Origination Trust, completed its forty-sixth and forty-seventh ABS or SBAS of $20.0 million, of automobile lease-backed securities in private-placement offerings. The Company's proceeds were reduced by a reserve in the amount of $137,820 which is to be received in 60 monthly payments. The Company continues to service the leases sold.

11. Commitments and Contingencies:

    The Company is contingently liable for casualty losses in excess of the $400,000 reserve that the Company has established as of March 31, 2001. This reserve is intended to cover casualty losses where insurance proceeds do not cover the pay-off amount on leased vehicles that are significantly damaged or destroyed. The Company self insures against GAP losses and management believes the allowance is adequate to cover any potential losses.

PART III

Item 10. Directors and Executive Officers of the Company

    Information regarding the Company's directors is set forth under "Information About the Board of Directors and Committees of the Board" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 24, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Company's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Company."

Item 11. Executive Compensation

    Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 24, 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on September 24, 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 13. Certain Relationships and Related Transactions

    See Notes 5 and 9 to the Consolidated Financial Statements.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    14 (a) Documents filed as part of this report:

(1)	Financial Statements (Pages 10 to 23)
Reports of Independent Certified Public Accountants
Consolidated Balance Sheets as of March 31, 2001 and 2000
Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999
Consolidated Statement of Shareholders' Deficit for each of the years ended March 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements
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
10.33
The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10K dated July 14, 2000
10.34	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000.
10.35	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated March 10, 2000.

	10.36	The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated March 10, 2000.
	10.37	The amended agreement between Westar Financial Services Incorporated and Bank One, dated March 10, 2000.
	10.38	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 31, 1999.
	10.39	The agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated January 7, 2000.
	10.40	The amended agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated March 31, 2001.
10.41
The agreement between Westar Financial Services Incorporated and & Capital, Partners L.P., as the lender dated June 25, 2000, incorporated by reference to the Exhibit to Form 10-Q dated August 21, 2000
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

Dated: June 28, 2001	Westar Financial Services Incorporated (successor to Republic Leasing Incorporated)
/s/ R.W. CHRISTENSEN, JR. By: R.W. Christensen, Jr., President

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 28, 2001	/s/ R.W. CHRISTENSEN, JR. R.W. Christensen, Jr., Director and Principal Executive Officer
Dated: June 28, 2001	/s/ CINDY A. KAY Cindy A. Kay, Vice President & Controller
Dated: June 28, 2001	/s/ JOEL I. DAVIS Joel I. Davis, Director and Assistant Secretary
Dated June 28, 2001	/s/ ROBERT L. LOVELY Robert L. Lovely, Director

QuickLinks

Westar Financial Services Incorporated Form 10-K For the fiscal year ended March 31, 2001 Index
The Company's business strategy is to
Delinquency Experience
Annual Net Credit Loss Experience
Static Pool Loss Experience
Employees
Executive Officers
PART II
Results of Operations and Changes in Financial Conditions
Technology
Liquidity and Capital Resources
Subsequent Events
Recent Accounting Pronouncements
Report of Independent Certified Public Accountants
Westar Financial Services Incorporated and Subsidiaries Consolidated Balance Sheets As March 31, 2001 and 2000
Westar Financial Services Incorporated and Subsidiaries Consolidated Statements of Operations For the years ended March 31, 2001, 2000 and 1999
Westar Financial Services Incorporated and Subsidiaries Consolidated Statement of Shareholders' Deficit For the years ended March 31, 2001, 2000 and 1999
Westar Financial Services Incorporated and Subsidiaries Consolidated Statements of Cash Flows For the years ended March 31, 2001, 2000 and 1999
Notes to consolidated financial statements
Supplemental Quarterly Information (unaudited)
PART III
PART IV
SIGNATURES