Form 10-Q
period 2001-06-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 2001-08-14
CIK 761682

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For Quarter Ended:  June 30, 2001

Commission File Number:  2-95465-S

WESTAR FINANCIAL SERVICES INCORPORATED
(Exact name of registrant as specified in its charter)

Washington	91-1715252

(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

The Financial Center	98501

150 Israel Road SW; Tumwater, WA
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (360) 754-6227

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes:   ☒           No: ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock 2,348,210
Class Number of Shares Issued at August 3, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries
Consolidated Balance Sheets
As Of June 30, 2001 and March 31, 2001

	June 30 (Unaudited)	March 31 2001

Assets

Cash	$3,980,315	$4,728,664
Accounts receivable, net of allowance	1,343,218	774,356
Credit enhancement receivable and net servicing asset	2,704,278	2,624,796
Vehicles under operating leases held for sale, net	1,388,870	19,481,587
Net investment in direct financing leases, net	1,226,946	1,878,762
Deferred tax asset, net of valuation allowance Of $5,305,171 and $5,599,662
Fixed and other assets, net	2,080,253	1,986,873

Total Assets	$12,723,880	$31,475,038

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit

Accounts payable	$9,505,484	$8,142,562
Notes payable to banks	2,274,632	20,655,101
Convertible, subordinated Notes payable to affiliates and others	9,313,577	11,651,942
Other liabilities	4,825,401	5,086,792

Total Liabilities	25,919,094	45,536,397

Redeemable preferred stock	1,250,000	1,250,000

Shareholders’ Deficit
Common stock, no par value	3,716,427	3,716,427
Paid in capital - stock warrants	371,495	371,495
Accumulated deficit	(18,533,136)	(19,399,281)

Total Shareholders’ Deficit	(14,445,214)	(15,311,359)

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit	$12,723,880	$31,475,038

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended
	2001	2000
Revenues

Revenues from originations, sales and securitizations	$143,425,366	$36,210,340
Revenues from operating leases	1,936,729	838,127
Earned interest on direct financing leases	30,678
Service fee income	259,682	150,953
Other income	48,592	15,689

Total revenues	145,701,047	37,215,109

Direct Costs
Costs related to originations, sales and securitizations	139,885,507	36,697,118
Interest	179,378	277,066
Depreciation expense on operating leases	1,421,359	500,561
Provision for credit losses	7,500	7,500
Other	828,408	146,200

Total direct costs	142,322,152	37,628,445

Gross margin	3,378,895	(413,336)

General and administrative expenses	2,236,840	1,578,438

Income (Loss) before subordinated interest	$1,142,055	$(1,991,774)

Subordinated debt interest expense	247,313	216,812

Income (loss) before federal income tax	894,742	(2,208,586)

Deferred federal income tax benefit	(294,491)	750,919,
Less: change in valuation allowance	294,491	(750,919)

Net income (loss)	894,742	(2,208,586)

Dividends on redeemable preferred stock	(28,592)	(28,592)

Net income (loss) applicable to common stock	$866,150	$(2,237,178)

Weighted average number of shares	2,348,170	2,348,120

Basic earnings (loss) per share	$.37	$(.95)

Fully diluted earnings (loss) per share	$.29	$(.95)

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended June 30, 2001 and 2000
(Unaudited)

Increase (Decrease) in Cash
	2001	2000

Net cash provided by (used in) operating activities	$20,270,025	$(18,736,391)

Net cash used in investing activities	(299,541)	(809,538)

Cash flows from financing activities:
Additions to notes payable to banks	115,550,101	40,282,517
Payments on notes payable to banks	(133,930,569)	(22,945,002)
Additions to notes payable – subordinated debt	2,514,944
Payments on notes payable – subordinated debt	(2,338,365)	(480,298)

Net cash provided by (used in) financing Activities	(20,718,833)	19,372,161

Net (decrease) in cash	(748,349)	(173,768)

Cash:
Beginning of period	4,728,664	1,401,243

End of period	$3,980,315	$1,227,475

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The Company's consolidated annual financial statements presented in the 2001 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (“Westar”) its 100% owned subsidiaries Westar Finance Holding Co. (“WestFH”), , Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF.

The statements for the three months ended June 30, 2001 and 2000, are unaudited, condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of annual financial statements.  In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results of operations for such periods are included.  All significant inter-company accounts and transactions have been eliminated.  The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results of operations for the entire year.  This information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated’s 2001 Annual Report on Form 10-K.

Forward-Looking Statements

Although most of the information contained in this report is historical, certain statements contain forward–looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company’s expectations for growth, estimates of future revenues, expenses, profit, cash flow, balance sheet items, forecasts of demand or market trends for the Company’s products and for the auto finance industry or any other guidance on future periods, these statements are forward–looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward–looking statements. Readers of this report should consider, along with other relevant information, the risks identified in this report and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications.

Direct Financing Receivables

The Company repurchased the remaining stream of cash flows from the 1996-A and 1996-B Securitization from the Industrial Bank of Japan in August 2000. The Company expects collection of the estimated net future cash flows of $1,226,946 by November 2001. The Company has an allowance for uncollectable future cash flows in the amount of $25,000.

Fixed Assets and Other

At June 30, 2001 and March 31, 2001, furniture, fixtures and equipment of $1,976,078 (net of accumulated depreciation of $1,806,393) and $1,922,268 (net of accumulated depreciation $1,563,800) respectively, are included in fixed assets and other. They are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 – 5 years. Included in this total are assets subject to capital leases in the amount of $563,577 (net of accumulated amortization of $448,613) and $623,174 (net of accumulated amortization of $389,017) for the periods ended June 30, 2001 and March 31, 2001, respectively. These assets are stated at cost and amortized over the term of the lease.

Federal Income Tax

The Company provides a 100% valuation allowance against the deferred tax asset balance. Increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax benefit for the corresponding period. Likewise, decreases in the deferred tax asset and related valuation allowance are offset by the tax expense on the book income and result in no federal income tax expense for the corresponding period. The deferred tax asset is primarily comprised of tax net operating losses, which are available for an average of 13 years to offset future reported tax liabilities.

Interest Paid

The Company paid cash for interest of $844,487 and $382,268 for the three months ended June 30, 2001 and 2000, respectively.

Income Per Common Share

Basic net income per common share is net income less preferred stock dividend requirements divided by the average number of common shares outstanding. Diluted net income per common share assumes issuance of the net incremental shares from stock options, warrants and full conversion of all dilutive convertible securities at the later of the beginning of the year or date of issuance.

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	3 months ended 06/30/01	3 months ended 06/30/00
Basic Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$866,150	$(2,237,178)
Average common shares outstanding	2,348,170	2,348,120
Basic earnings (loss) per share	$.37	$(.95)

Dilutive Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$866,150	(2,237,178)
Dividends on redeemable preferred stock	28,592
Interest on 10.5% convertible subordinated notes	105,000
Net income (loss) applicable to common stock plus assumed conversions	$999,742	$(2,237,178)

Average common shares outstanding	2,348,170	2,348,120
Add: Stock Options	228,767
Stock Warrants	159,256
Convertible subordinated notes payable	753,701

Average common shares outstanding on a fully diluted basis	3,489,894	2,348,120
Diluted earnings (loss) per share	$.29	$(.95)

Notes Payable Affiliates and Others

In May 2001, the Company paid in full the March 31, 2000 $1,200,000 subordinated note payable plus accrued interest to Navidec, Inc.

In June 2001, the Company paid in full the June 2000 $1,000,000 subordinated note payable plus accrued interest to Navidec, Inc.

In June 2001, the Company extended S. Seel’s subordinated note payable in the amount of $250,000 from April 30, 2001 to November 15, 2001.

In April 2001, the Company entered into an agreement with & Capital, Partners LP, to extend its April 15,1997, $1,500,000 convertible, subordinated note payable from April 30, 2001 to August 15, 2001. All other terms and conditions remain the same.

In April 2001, the Company entered into an agreement with & Capital, Partners LP, to extend its January 1998, $500,000 subordinated note payable from April 30, 2001 to August 15, 2001. All other terms and conditions remain the same.

In April 2001, the Company entered into an agreement with & Capital, Partners LP to extend its June 2000, $1,000,000 subordinated note payable from September 5, 2000 to August 15, 2001. All other terms and conditions remain the same.

At June 30, 2001 and March 31, 2001, accrued interest in the amounts of $877,469 and $805,071 respectively, are due on subordinated notes payable to related parties and are included in Other Liabilities.

Other Liabilities

Other liabilities consist of the following at June 30, 2001 and March 31, 2001:

	June 2001	March 2001
Accrued Interest	$1,060,000	$1,403,000
Sales/use tax	596,000	538,000
Cash/accounts receivable investors	2,452,000	2,416,500
Others	717,401	729,292

Totals	$4,825,401	$5,086,792

Securitization (ABS) or SBAS Transactions

The Company completed eight Securities Based Asset Sales (“SBAS”) in the first quarter of fiscal 2002 for the total proceeds of $139.2M. The Company established servicing cash reserves in the amount of $1M, which is to be received in 60 monthly payments. The Company will also receive other fees depending upon the actual performance of the underlying assets. The Company continues to service the leases securitized.

The leases sold in the above transactions were operating leases and they were accounted for in accordance with SFAS 13 until the time of sale. Accordingly, rental payments collected before the sale of the operating leases were recognized as revenues from operating leases and depreciation on equipment subject to these operating leases was recorded through the date of sale.

Subsequent Events

In July 2001, the Company’s origination/issuer/titling securitization structure, Westar Lease Origination Trust, completed its forty-seventh security based asset sales involving $21.9M of automobile lease-backed securities in private-placement offerings. The Company’s proceeds from the securitization were reduced by a cash reserve in the amount of $149,855, which is to be received in 60 monthly payments. The Company continues to service the leases securitized. The leases sold in the above transactions were operating leases and they were accounted for in accordance with SFAS 13 until the time of sale.

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

Westar Financial Services Incorporated and its Subsidiaries provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western states and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. It is Management’s opinion that Westar’s proprietary decisioning and fulfillment capabilities are among the most scalable and marketable programs currently available and a valued investment in the Company’s future.  It is these capabilities that Management believes will lead to continued improvement in financial operations.

ORIGINATION

Dealer Direct Retail Leasing

Westar acquires automobile leases through its Dealer Direct Retail Leasing (“DDRL”) program.  Westar offers DDRL to selected manufacturer-franchised automobile dealerships based on reputation, location and size.  The Company attempts to meet the needs of its dealers through responsive customer service, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and through competitive pricing.

Internet

The Company had formed a strategic alliance with DriveOff.com, Inc., in which WEST was the exclusive financial portal for all of the transactions generated through the DriveOff.com site. The Company began originating transactions through DriveOff.com on September 28, 1999. The focus of this 3rd generation Internet automobile acquisition channel was to significantly increase consumer satisfaction with the process while decreasing prices. The program empowered consumers to negotiate new car purchases and financing 100% online. Consumers could design and "build" a vehicle purchase at a firm price, arrange the financing and schedule an appointment to accept delivery of the vehicle from a dealer. Westar proved its ability to originate, decision, commit to and fulfill loans and leases in a near-real time environment and with high degrees of consumer satisfaction.

DriveOff.com, Inc. was purchased by Microsoft's CarPoint, Inc. in September 2000 and closed in February 2001. The revenues generated through DriveOff.com, Inc. were approximately 1% of Westar's total revenues during the alliance period, less than the related expenses.

Intranet

The Intranet conduit duplicates the operation of Westar’s Internet channel except that the business model and technology are placed within the webspace of another organization, only visible to and usable by members of the host organization. This business model aligns itself with organizations that have extraordinary consumer credibility and intensely loyal constituents. It seeks organizations that wish to deliver value through a positive auto purchasing experience. Likely candidates for Intranet alliances include large affinity membership organizations, banks or insurance companies. Westar would earn a fee each time a consumer transaction passes through its decisioning process.

Westar retains for its own account the prime credit leases originated by the Internet and Intranet channels.

Private Label

Westar’s Private Label channel is designed to offer other financial service firms access to Westar’s LASIRpro decisioning technology and processes. With LASIRpro, a bank with a need for consumer automobile financing, but without its own capability, can use Westar’s technology and processes for real-time, real-world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset, and pricing decisions. Westar receives fee income or all or a portion of the originated assets for its services. Westar’s Private Label partners currently include AmSouth Bancorporation, Mellon Bank and USAA Federal Savings Bank.

Management believes the diversification provided by multiple origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Three  months  ended  June 30, 2001 compared  to three months  ended  June 30, 2000.

The Company’s statement of operations reports net income in the first quarter of approximately $866,000, up $3.1M from a net loss of $2.2M in the comparable period, an increase of $460,000 from the previous quarter net gain of $406,000.

Lease originations increased from 1,253 leases costing $40.6M to 4,224 leases costing $121M for the three months ended June 30, 2001 and 2000. The outstanding face value of leases serviced totaled 19,965 accounts for $568M. The credit quality of originated leases remained steady, with average FICO scores of 732 in the current period.

Gross revenues for the quarter ended June 30, 2001 increased 292% from $37.2M in the comparable quarter to $145.7M. The increase in total gross revenues was directly related to the 236% increase in lease volumes for the three months. The significant increase in volumes enabled WEST to complete $139.2M in Origination's, Securitizations and Security Based Asset Sales in the first quarter of fiscal 2002. Origination fee income increased $1.8M or 239% for the quarter from $740K in the comparable quarter to $2.5M. Also as a result of the increased volumes, revenues from operating leases held prior to sale increased $1.1M or 131% for the quarter ended June 30, 2001 from $838K in the comparable quarter to $1.9M. The Company retains all servicing rights to the assets sold, servicing income for the quarter ended June 30, 2001 was $260K and increase of $109K or 72% from the previous comparable quarter.

Direct costs increased $104.7M or 278% for the quarter ended June 30, 2001 from $37.6M in the comparable quarter to $142.3M primarily due to the increase in lease origination volumes. As a result of the increased volumes, costs from sales and securitizations increased $103.2M or 281% for the quarter from $36.7M in the comparable quarter to $139.9M. Depreciation expense also increased $921K or 184% for the three months from $501K in the comparable quarter to $1.4M. Due to the increase in frequency of securitization or sales, interest costs decreased $98K or 35% for the quarter from $277K in the comparable quarter to $179K. Origination fees paid to channel partners increased $559K or 513% for the quarter ended June 30, 2001 from $109K in the comparable quarter to $668K due to the increase in lease origination volumes. Other expenses such as insurance expense increased $560k for the quarter ended June 30,2001, from $38k in the comparable quarter to $598k also due to volume.

Gross margins increased approximately $3.8M or 917%, from ($413K) to $3.4M for the quarter ended June 30, 2001. The increase is primarily due to increased origination volume, particularly in its Private Label and DDRL business. Also, the Company’s cost of funds decreased, particularly towards the end of the quarter.

General and administrative expenses increased by approximately $658K or 42%, from $1.6M in the first quarter of 2000 to $2.2M. The most significant increases in general and administrative expenses occurred in salaries and benefits, rent expense and depreciation expense. Although, General and administrative expenses increased in relationship to prior years, the expenses actually only increased by approximately $40K from the previous quarter ending March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) satisfy requirements for working capital; (iii) pay operating expenses; (iv) satisfy debt service; (v) pay preferred stock dividends; (vi) implement its expansion; and, (vii) invest in technology, systems and personnel. A substantial portion of the Company’s revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, ABS and SBAS transactions, and sales of equity and debt securities. Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of June 30, 2001, the Company has completed forty-six securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the lease.

Net cash flows from operations were $20.3M for the quarter ended June 30, 2001, up from $(18.7)M  in the prior year. This increase reflects the $866K in net income up from the $(2.2)M loss from the comparable period in the prior year. The change is also reflected in the timing of $12M of proceeds from securitizations that were a receivable on June 30, 2000, but were not received until the following month. Cash flow from operations was also impacted by the timing of a Securities Based Asset Sale that was completed during the first quarter of 2001. The transaction involved leases totaling over $19M that were held for resale as of March 31, 2001. The corresponding notes payable to banks balance was reduced as a result of the sale.

The Company invested $300K in property and equipment during the three months ended June 30 2001, the majority of which is focussed on its LASIRpro enhancements.

Total liabilities as of June 30, 2001 were $25.9M, down from $45.5M from the prior fiscal year. This decrease reflects the timing of asset sales and repayment of subordinate debt.

The Company entered into an agreement in November 1995 with Bank One, Columbus NA for a $12M warehouse facility. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations. In November 2000, the Company renewed the financing facility for $25M. The Company uses this revolving credit warehouse facility as interim financing for the acquisition of vehicle leases until sufficient volume allows the Company to securitize such leases or to sell them in a SBAS. The Company must comply with certain loan covenants. At June 30, 2001, the Company remained out of compliance with certain covenants and the lender waived them through June 30, 2001.

This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases, short-term liabilities and general and administrative expenses. Increased originations coupled with higher margins generate additional cash flows to be utilized for working capital requirements. At June 30, 2001 the unused portion of the warehouse line was $23.2 million.

During the quarter ended June 30,2001, the Company entered into an agreement with & Capital Partners, LP to extend three notes totaling $3M. The notes are due on August 15, 2001 and management intends to renegotiate the due date. Management believes it will have the necessary liquidity reserves available to pay these notes or be able to renegotiate extensions.

At June 30, 2001, the Company had two notes payable to Navidec which total $1,500,000. One note payable in the amount of $1,000,000 was due July 5, 2001, and is now due on demand. The second note payable in the amount of $500,000 is due on August 25, 2001. Management also believes it will have the necessary liquidity reserves available to pay these notes or be able to renegotiate extensions.

It is the opinion of Management that, as of June 30, 2001, the liquidity sources discussed above in conjunction with subsequent events noted below are sufficient to meet the Company’s immediate cash flow needs for operations and for the acquisition of leases in the normal course of business. The Company is currently in negotiations to obtain additional capital through both private and public financings to provide for the Company’s planned growth over the next several years. There can be no assurance that such negotiations will be successful.

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

The Company originates and warehouses, until sufficient volumes are pooled for securitization or sold through portfolio sale transactions, fixed-rate assets. The Company is at risk from interest rate fluctuations while the assets are being warehoused. The Company recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of interest rate fluctuations on earnings. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all leased assets pooled in a typical $25M securitization, the Company’s after-tax earnings on the transaction would change by approximately $575K. The Company has developed sophisticated models to assess the sensitivity of its earnings to changes in market interest rates and will be able to use various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. These models and tools provide Management both the information needed to make timely pricing decisions as well as market alternatives to manage and minimize risk. In a rising rate environment the Company’s gross margin will tend to narrow.

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
                       June 11, 1996.

10.  Material Contracts.

10.1	Republic Leasing Incorporated 1994 Stock Option Plan incorporated by reference to the Exhibit to Form 10–K dated June 11, 1996.

10.2	The Letter Agreement between Republic Leasing Incorporated and The Industrial Bank of Japan, Limited dated March 3, 1995 incorporated by reference to the Exhibit to Form 10–K dated June 11, 1996.

10.3	Revolving Credit Agreement among Westar Auto Finance, LLC. as Borrower, Republic Leasing Incorporated as Guarantor and Bank One, Columbus, N.A., as the lender dated July 12, 1995 incorporated by reference to the Exhibit to Form 10–K dated June 11, 1996.

10.4	Amendment, dated February 15, 1996, to the Revolving Credit Agreement with Bank One, Columbus, N.A., dated July 12, 1995 incorporated by reference to the Exhibit to Form 10–K dated June 11, 1996.

10.5	The Promissory Note between Westar Financial Services Incorporated and Mud Bay Holdings Ltd., as a lender dated January 15, 1997 incorporated by reference to the Exhibit to Form 10–K dated September 19, 1997.

10.6	The Promissory Note between Westar Financial Services Incorporated and & Capital Inc., as a lender dated April 15, 1997 incorporated by reference to the Exhibit to Form 10–K dated September 22, 1997.

10.7	The Amended and Restated Revolving Credit Loan Agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1997 incorporated by reference to the Exhibit to Form 10–K dated November 13, 1997.

10.14	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated October 20, 1997 incorporated by reference to the Exhibit to Form 10–K dated November 13, 1997.

10.15	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated February 9, 1998 incorporated by reference to the Exhibit to Form 10–Q dated February 17, 1998.

10.10	The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated October 27, 1997 incorporated by reference to the Exhibit to Form 10-Q dated February 17, 1998.

10.11	The Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated March 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

10.12	The Amended agreement between Westar Financial Services Incorporated and Mud Bay, as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

10.13	The Amended agreement between Westar Financial Services Incorporated and Cathy Carlson, as the lender dated April 30, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

10.14	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference to the Exhibit to Form 10-K dated February 17, 1999.

10.15	The Amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated August 31, 1998 incorporated by reference incorporated by reference to Form 10-K dated February 17, 1999.

10.16	The Amended agreement between Westar Financial Services Incorporated and Summit Capital Resources as the lender dated May 1, 1998 incorporated by reference to Form 10-K dated February 17, 1999.

10.17	The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated April 30, 1998 incorporated in reference to Form 10-Q dated March 1, 1999.

10.18	The promissory note between Westar Financial Services Incorporated and PLMC, LLC, as a lender dated May 11, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

10.19	The Amended agreement between Westar Financial Services Incorporated and Bank One, as a lender dated June 25, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

10.20	The Second Amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 22, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

10.21	The purchase/repurchase agreement between Westar Financial Services Incorporated and T&W Financial Services, dated July 23, 1998 incorporated by reference to the Exhibit to Form 10-Q dated March 1, 1999.

10.22	The amended agreement for the Westar Financial Services Incorporated 1994 Stock Option Plan dated April 26, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

10.23	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated May 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

10.24	The amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

10.25	The amended agreement between Westar Financial Services Incorporated and & Capital, Inc., as the lender dated April 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

10.26	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated May 24, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.
10.27	The agreement between Westar Financial Services Incorporated and Puget Sound Investors, as the lender dated June 1, 1999 incorporated by reference to the Exhibit to Form 10-K dated June 25, 1999.

10.28	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

10.29	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

10.30	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

10.31	The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

10.32	The amended agreement between Westar Financial Services Incorporated and Bank One, dated December 1, 1999 incorporated by reference to the Exhibit to Form 10-Q dated January 28, 2000.

10.33	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.34	The amended agreement between Westar Financial Services Incorporated and & Capital, Partners, L.P., as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.35	The amended agreement between Westar Financial Services Incorporated and a director, as the lender dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.36	The amended agreement between Westar Financial Services Incorporated and Puget Sound Investors, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.37	The amended agreement between Westar Financial Services Incorporated and Bank One, dated March 10, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.38	The amended agreement between Westar Financial Services Incorporated and Bank One, as the lender dated July 31, 1999 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.39	The agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated January 7, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.40	The amended agreement between Westar Financial Services Incorporated and Navidec, Inc., as the lender dated March 31, 2000 incorporated by reference to the Exhibit to Form 10-K dated July 14, 2000.

10.41	The agreement between Westar Financial Services Incorporated and & Capital, Partners L.P., as the lender dated June 5, 2000, incorporated by reference to the Exhibit to form 10-Q dated August, 21, 2000.

        14 (b) Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAR FINANCIAL SERVICES INCORPORATED

August 10, 2001	/s/ R. W. Christensen, Jr., President
(Date)	R. W. Christensen, Jr., President
(Signature)

August 10, 2001	/s/ Kenneth W. Lamb
(Date)	Kenneth W. Lamb, Controller
(Signature)