Form 10-Q
period 2001-09-30
WESTAR FINANCIAL SERVICES INC/WA/
filed 2001-12-17
CIK 761682

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES ACT OF 1934

For Quarter Ended:  September 30, 2001

Commission File Number:  2-95465-S

WESTAR FINANCIAL SERVICES INCORPORATED

(Exact name of registrant as specified in its charter)

Washington	91-1715252
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

The Financial Center 150 Israel Road SW; Tumwater, WA	98501
(Address of principal executive office)	(Zip Code)

(360) 754-6227
Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock 2,348,210

Class Number of Shares Issued at November 3, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Westar Financial Services Incorporated and Subsidiaries

Consolidated Balance Sheets

As Of September 30, 2001 and March 31, 2001

	September 30,	March 31,
	2001	2001
	(Unaudited)
Assets

Cash	$7,924,256	$4,728,664
Accounts receivable	3,457,526	774,356
Credit enhancement receivable, net	2,587,281	2,624,796
Vehicles under operating leases held for sale, net		19,481,587
Net investment in direct financing leases, net	474,390	1,878,762
Deferred tax asset, net of valuation allowance Of $4,524,287 and $5,599,662
Fixed and other assets, net of accumulated depreciation	2,258,527	1,986,873

Total Assets	$16,701,980	$31,475,038

Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit

Accounts payable	$11,104,112	$8,142,562
Notes payable to banks	500,000	20,655,101
Convertible, Subordinated notes payable to affiliates and others	9,269,382	11,651,942
Other liabilities	6,784,276	5,086,792

Total Liabilities	27,657,770	45,536,397

Redeemable preferred stock	1,250,000	1,250,000

Shareholders’ Deficit
Common stock, no par value	3,716,627	3,716,427
Paid in capital - stock warrants	371,495	371,495
Accumulated deficit	(16,293,912)	(19,399,281)

Total Shareholders’ Deficit	(12,205,790)	(15,311,359)

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Deficit	$16,701,980	$31,475,038

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended September 30, 2001 and 2000

(Unaudited)

	Three Months Ended		Six Months Ended
	2001	2000	2001	2000
Revenues

Revenues from sales and securitizations	$141,310,218	$57,063,616	$282,224,444	$92,533,466
Revenues from lease originations	2,930,238	1,173,080	5,441,378	1,913,570
Revenues from operating leases	2,230,226	1,107,004	4,166,955	1,945,131
Service fee income	318,807	179,530	578,489	330,483
Other income	44,450	106,074	123,720	121,763

Total revenues	146,833,939	59,629,304	292,534,986	96,844,413

Direct Costs
Costs related to sales and securitizations	138,500,546	57,257,597	277,718,118	93,845,815
Costs related to originating leases	754,370	387,200	1,422,305	496,100
Depreciation expense on operating leases	1,585,372	786,995	3,006,731	1,287,556
Interest	195,039	405,644	374,417	682,710
Other	930,467	368,816	1,766,375	522,516

Total direct costs	141,965,794	59,206,252	284,287,946	96,834,697

Gross margin	4,868,145	423,052	8,247,040	9,716

General and administrative expenses	2,381,207	1,659,750	4,618,047	3,238,188

Income (Loss) before subordinated Interest and taxes	2,486,938	(1,236,698)	3,628,993	($3,228,472)

Subordinated debt interest expense	(218,814)	(269,923)	(466,127)	(486,735)

Income (loss) before federal income tax	2,268,124	(1,506,621)	3,162,866	(3,715,207)

Income tax expense (benefit)	780,884	(512,251)	1,075,375	(1,263170)
Deferred income tax benefit	(780,884)	512,251	(1,075,375)	1,263,170

Net income (loss)	2,268,124	(1,506,621)	3,162,866	(3,715,207)

Dividends on redeemable preferred stock	(28,905)	(28,906)	(57,497)	(57,498)

Net income (loss) applicable to common stock	$2,239,219	$(1,535,527)	$3,105,369	$(3,772,705)

Basic earnings (loss) per share	$.95	$(.65)	$1.32	$(1.61)

Diluted earnings (loss) per share	$.62	$(.65)	$.90	$(1.61)

See accompanying notes to consolidated financial statements.

Westar Financial Services Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended September 30, 2001 and 2000

(Unaudited)

	2001	2000

Increase (Decrease) in Cash
Net cash provided by (used in) operating activities	$26,720,696	$(6,775,431)

Net cash used in investing activities	(587,354)	(1,090,828)

Cash flows from financing activities:
Proceeds from issuance of common stock	200
Additions to notes payable to banks	247,698,064	92,850,632
Payments on notes payable to banks	(267,853,165)	(88,838,257)
Additions to notes payable – subordinated debt		4,014,944
Payments on notes payable – subordinated debt	(2,382,560)	(614,383)
Preferred Stock dividend payments	(400,289)

Net cash provided by (used in) financing Activities	(22,937,750)	7,412,936

Net increase (decrease) in cash	3,195,592	(453,323)

Cash:
Beginning of period	4,728,664	1,401,243

End of period	$7,924,256	$947,920

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The Company's consolidated annual financial statements presented in the 2001 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The consolidated financial statements include the results of operations of Westar Financial Services Incorporated (“Westar” or “West”), its 100% owned subsidiaries Westar Finance Holding Co. (“WestFH”),  Westar Auto Finance L.L.C. ("WestAF"), a limited liability company owned 99% by the Company and 1% by WestAH, and Westar Lease Origination Trust, a Massachusetts business trust registered in the state of Washington, beneficially owned by WestAF.

The statements for the six months ended September 30, 2001 and 2000 are unaudited, condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of annual financial statements.  In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated results of operations for such periods are included.  All significant inter-company accounts and transactions have been eliminated. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The results of operations for the six months ended September 30, 2001 (the interim period) are not necessarily indicative of the results of operations for the entire year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes thereto included in Westar Financial Services Incorporated 2001 Annual Report on Form 10-K.

Going Concern

As discussed in the Subsequent Events Note to the Consolidated Financial statements, the decision of the Company's primary lender to terminate its obligation to make revolving credit loans and to discontinue its practice of purchasing leases originated by the Company has severely disrupted Westar's operations and has raised substantial doubt about Westar's ability to continue as a going concern.  Bank One is attempting to transfer servicing from Westar to a third party servicer without compensation to Westar.  Management is searching for alternative strategic relationships that would allow it to resume originating leases.  Should management's efforts be unsuccessful in the near future it is likely that Westar may be forced to seek protection under the bankruptcy laws or to cease operations entirely.  These financial statements do not include any adjuestments that might result from the outcome of this uncertainty.

Direct Financing Receivables

The Company repurchased the remaining stream of cash flows from the 1996-A and 1996-B Securitization from the Industrial Bank of Japan in August 2000. The Company expects collection of the estimated net future cash flows of $474,390 by November 2001. The Company has an allowance for uncollectable future cash flows in the amount of $25,000.

Fixed Assets and Other

At September 30, 2001 and March 31, 2001, furniture, fixtures and equipment of $2,014,851 (net of accumulated depreciation of $2,055,042) and $1,922,268 (net of accumulated depreciation $1,563,800) respectively, are included in fixed assets and other. They are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over their estimated useful lives of 2 – 5 years. Included in this total are assets subject to capital leases in the amount of $519,952 (net of accumulated amortization of $466,115) and $623,174 (net of accumulated amortization of $389,017) for the periods ended September 30, 2001 and March 31, 2001, respectively. These assets are stated at cost and amortized over the term of the lease.

Federal Income Tax

The Company provides a 100% valuation allowance against the deferred tax asset balance. Increases in the deferred tax asset allowance offset the tax benefit related to the temporary differences creating the deferred tax asset and result in no federal income tax benefit for the corresponding period. Likewise, decreases in the deferred tax asset and related valuation allowance are offset by the tax expense on the book income and result in no federal income tax expense for the corresponding period. The deferred tax asset is primarily comprised of federal tax net operating losses, which are available for an average of 13 years to offset future reported tax liabilities. During the first six months of fiscal 2002, the Company utilized $1,075,375 of the deferred tax asset to offset estimated income taxes. The remaining deferred tax asset of $4,524,287 is offset by the valuation allowance.

Interest Paid

The Company paid cash for interest of $959,894 and $749,477 for the six months ended September 30, 2001 and 2000, respectively. Included in the total was $209,522 and $246,752 of interest paid to affiliates during the first six months ended September 30, 2001 and 2000 respectively.

Redeemable Preferred Stock

During the second quarter of fiscal year 2002, the Company paid $400,289 in accrued dividends to the affiliate holder of the preferred stock.

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

A reconciliation of the data used in the calculation of basic and diluted earnings per share computations for income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	9/30/01	09/30/00	09/30/01	09/30/00
Basic Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$2,239,219	$(1,535,527)	$3,105,369	$(3,772,705)
Average common shares outstanding	2,348,203	2,348,120	2,348,187	2,348,120
Basic earnings (loss) per share	$.95	$(.65)	$1.32	$(1.61)

Dilutive Earnings (Loss) Per Share
Net income (loss) applicable to common stock	$2,239,219	$(1,535,527)	$3,105,369	$(3,772,705)
Dividends on redeemable preferred stock	28,905		57,497
Interest on 10.5% convertible subordinated notes	105,000		210,000
Net income (loss) applicable to common stock plus assumed conversions	$2,373,124	$(1,535,527)	$3,372,866	$(3,772,705)

Average common shares outstanding	2,348,203	2,348,120	2,348,187	2,348,120
Add: Stock Options	182,898		88,243
Stock Warrants	154,563		153,123
Convertible subordinated notes payable	753,701		753,701
Convertible preferred stock	386,815		386,815
Average common shares outstanding on a fully diluted basis	3,826,180	2,348,120	3,730,182	2,348,120

Diluted earnings (loss) per share	$.62	$(.65)	$.90	$(1.61)

Certain stock options  and warrants were excluded from the computation of earnings per share due to their antidilutive effect. The weighted average number of such options and warrant is approximately 80,000 for the second quarter of fiscal year 2002 and 135,000 for the six months period ended September 30, 2001.

Notes Payable to Affiliates and Others

During the first quarter of 2001, the Company paid in full two subordinated notes payable totaling $2,200,000 plus accrued interest to Navidec, Inc. Two notes also payable to Navidec totaling $1,500,000 which were previously due on July 5, 2001 and August 25, 2001, are now due on demand.  No demand has been made to date and the Company continues to accrue interest at the original note rate of 9%.

In June 2001, the Company extended S. Seel’s subordinated note payable in the amount of $250,000 from April 30, 2001 to November 15, 2001.

The Company has three subordinated notes payable to & Capital, Partners LP totaling $3,000,000, which were previously due on August 15, 2001 and are now due on demand.  No demand has been made to date and the Company continues to accrue interest at the original note rates of 9% to 9.5%. All other terms and conditions remain the same.

At September 30, 2001 and March 31, 2001, accrued interest in the amounts of $1,114,992 and $805,071 respectively, are due on subordinated notes payable to affiliates and others, and are included in Other Liabilities.

Other Liabilities

Other liabilities consist of the following at September 30, 2001 and March 31, 2001:

	September 2001	March 2001
Accrued Interest	$1,322,726	$1,403,000
Sales/use tax	707,074	538,000
Cash/accounts receivable investors	3,888,011	2,416,500
Others	866,465	729,292
Totals	$6,784,276	$5,086,792

Stock Options Granted

During the second quarter of fiscal year 2002, the Company granted 118,100 incentive stock options under the Company Incentive stock option plan. The Company did not recognize any compensation expense during the quarter under APB 25, as the exercise price was equal to the stock price on the date of grant.

Securitization (ABS) or SBAS Transactions

The Company completed seven Securities Based Asset Sales (“SBAS”) in each of the first and second quarters of fiscal 2002, for a total of fourteen SBAS sales. Total proceeds from the sales were $282.2M. The Company established servicing cash reserves in the amount of $1.9M, which is to be received in 60 monthly payments. The Company will also receive other fees depending upon the actual performance of the underlying assets. The Company continues to service the leases securitized. The Company anticipates that future securitizations or sales will be completed on an ABS basis instead of an SBAS basis. ABS transactions typically result in less cash received at the time of sale but also result in higher margins.

The leases sold in the above transactions were operating leases and they were accounted for in accordance with SFAS 13 until the time of sale. Accordingly, rental payments collected before the sale of the operating leases were recognized as revenues from operating leases and depreciation on equipment subject to these operating leases was recorded through the date of sale.

Subsequent  Events

On November 7, 2001, the Company was notified by Bank One of an event of default on its credit facility in that the Company had failed to complete a term securitization within the timeframe demanded by Bank One. As a result of the default, Bank One terminated its obligation under the credit facility to make further loans to Westar.  The securitization attempt was complicated by unexpected difficulties qualifying the residual value insurance policy and its issuing company for a term securitization.  The effects of the 9/11 terrorist attacks on the capital markets and the Insurance Industry added to the difficulty of completing a securitization on the schedule set by Bank One.

Bank One has expressed no interest in continuing to purchase automobile leases originated by Westar and is attempting to transfer servicing from Westar to a third party servicer.  The Company has ceased originating automobile leases and is actively seeking alternative strategic relationships to fund lease originations and either purchase or identify a purchaser of lease portfolios originated by the Company.  Management believes that they may be required to offer a substantial equity stake in the Company's common stock to attract such a relationship.  There can be no assurance that such a relationship, financing source or buyer will be found.  Should management's efforts be unsuccessful in the near future it is likely that Westar may be forced to seek protection under the bankruptcy laws or to cease operations entirely.

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

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States subsequent response to these events have resulted in a general economic slowdown that has adversely affected our business.  Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining values, which may in turn result in a decrease in net earnings and an increased possibility of potential losses in the event of default.  Any sustained period of decreased economic activity, increased delinquencies, or losses could limit our growth and negatively affect our results of operations.  We cannot predict the extent or duration of these events or their effect upon our business and operations.

BUSINESS OVERVIEW

In the last five years, Westar has recreated itself from a traditional commercial equipment lessor to a prime credit consumer auto lessor competing within auto dealerships, to a leading Internet financier, and, presently, a four-channel financial portal.

As a financial portal, Westar can originates, decisions, commits to and fulfills consumer financings for its own account or the accounts of others, using sophisticated decisioning tools and high speed communications to assure transparency to all parties in the process. Westar has created a business model where it is relatively indifferent as to the nature of both the originator and the ultimate investor.

Westar Financial Services Incorporated and its Subsidiaries can provide prime credit quality consumer automobile lease financing through franchised automobile dealers in the western states and through its e-commerce origination channels throughout the United States. Westar has designed and developed a number of financing, lease servicing and risk management innovations. It is Management’s opinion that Westar’s proprietary decisioning and fulfillment capabilities are among the most scalable and marketable programs currently available.

ORIGINATION

Dealer Direct Retail Leasing

Westar acquires automobile leases through its Dealer Direct Retail Leasing (“DDRL”) program.  Westar offers DDRL to selected manufacturer-franchised automobile dealerships based on reputation, location and size.  The Company attempts to meet the needs of its dealers through responsive customer service, extended hours operating across 361 business days a year, rapid funding, consistent buying practices and competitive pricing.  The Company has contracts with more than 2,200 auto dealers.

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

Private Label

Westar’s Private Label channel is designed to offer other financial service firms access to Westar’s LASIRpro decisioning technology and processes. With LASIRpro, a bank with a need for consumer automobile financing, but without its own capability, can use Westar’s technology and processes for real-time, real-world decisioning and commitments. This allows the originating entity to preserve its market presence by serving its dealers and consumers while making nearly instantaneous credit, asset, and pricing decisions. Westar receives fee income on all or a portion of the originated assets for its services. Westar’s Private Label partners currently include AmSouth Bancorporation, Mellon Bank (acquired by Citizens Bank) and USAA Federal Savings Bank. The Company’s relationship will Mellon will be terminating in November but there will be no material impact on lease originations since the dealer will be absorbed into the Company direct dealer program.

Management believes the diversification provided by multiple origination channels allows the Company to build a sustainable competitive advantage by using its proprietary leading edge decisioning and communications technologies and its proprietary lease securitization capabilities.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION

Three and Six months ended September 30, 2001 compared to three and six months ended September 30, 2000.

The Company’s statement of operations reports net income of $2,268,124 for the second quarter ended September 30, 2001, an increase of $3,774,745 from a net loss of $(1,506,621) in the second quarter of fiscal 2001. For the six months ended September 30, 2001, the Company posted net income of $3,162,866 compared to a net loss of $(3,715,207) in the same period last year, an increase in net income of $6,878,073.

Gross revenues for the second quarter of fiscal year 2002 was $146.8M, an increase of $87.2M or 146% over the second quarter of fiscal 2001 amount of $59.6M. The increase in total gross revenues was driven by the 148% increase in lease volumes for the second quarter. The increased volume enabled WEST to collect additional origination fees, operating lease income and to complete seven Security Based Asset Sales in the second quarter of fiscal 2002, totaling $141.3M. Origination fee income and operating lease income was $2.9M and $2.2M, respectively, for the second quarter of fiscal year 2002, representing increases of $1.7M or 142% and $1.1M or 100% over the second quarter of fiscal 2001 amounts. The Company retains all servicing rights to the assets sold, servicing income for the second quarter ended September 30, 2001 was $318K, an increase of $139K or 78% from the previous comparable quarter.

Gross Revenues for the first six months of fiscal year 2002 was $292.5M, an increase of $195.7M or 202% over the first six months of fiscal year 2001 amount of $96.8M. Again, total revenues were driven by a 182% increase in lease volumes for the first six months of fiscal 2002. During the first six months of fiscal year 2002, WEST completed fourteen SBAS sales totaling $282.2M as compared with eight sales during the first six months of fiscal year 2001, totaling $92.5M. Origination fee income and operating lease income increased to $5.4M and $4.2M respectively, during the first six months of fiscal year 2002, representing increases of $3.5M or 184% and $2.2M or 116% over the first six months of fiscal 2001 amounts.

Lease originations for the second quarter of fiscal year 2002 were 4,925 costing $136.6M, an increase of 2,938 leases over the second quarter of fiscal year 2001 originations of 1,987. Total lease originations for the first six months of fiscal year 2002 were 9,148 as compared to 3,242 for the first six months of fiscal year 2001. The increase in lease originations was directly due to the expansion of the Company’s dealer network and channel partners marketing efforts to originate additional volume. The outstanding face value of 24,447 leases serviced totaled $617M. The credit quality of originated leases remained steady, with average FICO scores of 724 in the current period compared to 732 in the prior quarter.

Total direct costs for the second quarter of fiscal year 2002 were $142M representing an increase of $82.8M or 140%, over the second quarter of fiscal year 2001 amounts of $59.2M. This was primarily due to the increase in lease origination volumes, correlating to the number of sales that were completed during the quarter. As a result of the increased volumes, costs from sales and securitizations increased $81.2M or 142% for the second quarter from $57.3M in the comparable quarter to $138.5M. Depreciation expense also increased $798K or 101% in the second quarter of fiscal year 2002, from $787K in the second quarter of fiscal year 2001, to $1.6M. Due to the increase in frequency of securitizations or sales and a decline in interest rates, interest costs decreased $211K or 52% in the second quarter from $406K in the comparable quarter to $195K. Origination fees paid to channel partners increased $367K or 95% in the second quarter of fiscal year 2002, from $387K in the second quarter of fiscal year 2001, to $754K.  The increase is due to the increases in lease origination volumes. Other expenses increased by $561K or 155% during the second quarter of fiscal year 2002, primarily due to insurance expense associated with the number of new lease portfolios securitized.

Total direct costs for the first six months of fiscal year 2002 were $284.3M an increase of $187.5M or 194% over the first six months of fiscal 2001 amount of $96.8M. Cost from sales and securitizations for the first six months of fiscal year 2002 was $277.7M, an increase of $183.9M or 196% from the first six months of fiscal year 2001 amount of $93.8M.  The increases are directly related to the increase in lease originations and the number of sales that were completed during the first six months of this year. Other expenses for the first six months of fiscal year 2002 have also increased due to number of securizations completed.  Depreciation increased by 134% and originations fees have increased by 187%. Interest expense as explained above decreased during the first six months of fiscal year 2002 by $308K.

Gross margin for the second quarter of fiscal year 2002 was $4.9M, an increase of $4.4M or 1050% over the second quarter of fiscal year 2001 amount of 423K. Gross margin percentage was 3.3% for the second quarter of fiscal year 2002 compared with .71% for the second quarter of fiscal year 2001.  Gross margin for the first six months of fiscal year 2002 was $8.2M compared to $10K for the first six months of fiscal year 2001, representing gross margin percentages of 2.8% and 0.01%, respectively. The increases are primarily due to increased origination volume, particularly in the Private Label and DDRL business. Also, the Company’s cost of funds decreased, particularly throughout the second quarter of fiscal year 2002.

General and administrative expenses for the second quarter of fiscal year 2002 was $2.4M, an increase of $721K or 43% over the second quarter of fiscal year 2001 amount of $1.7M. During the first six months of fiscal year 2002, G&A expenses increased by $1.4M or 43% over the comparable period from last fiscal year. The increases are directly related to additional personnel costs, related benefits, rent expense and depreciation expense associated with servicing and maintaining additional fixed assets. Even though general and administrative expenses have increased significantly in relationship to prior periods, G&A has only increased by $144K for the second quarter from the first quarter ending June 30, 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 142 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

 LIQUIDITY AND CAPITAL RESOURCES

The Company requires substantial cash to implement its business strategy, including cash to: (i) acquire vehicles; (ii) satisfy requirements for working capital; (iii) pay operating expenses; (iv) satisfy debt service payments; (v) pay preferred stock dividends; (vi) implement its expansion; and, (vii) invest in technology, systems and personnel. A substantial portion of the Company’s revenues in any period results from sales or securitizations of leases in such period but in a securitization transaction a portion of the cash underlying such revenues is received over the life of the leases. The Company has historically been successful in meeting its liquidity needs through internal cash flow, borrowings from financial institutions, ABS and SBAS transactions, and sales of equity and issuances of debt securities. Westar was the third Company in the nation to structure a free standing lease securitization and the first to originate multiple securitizations from within a single bankruptcy remote structure and to originate a tax benefit transfer from within a securitization. As of September 30, 2001, the Company had completed fifty-three securitizations and sales while it retains the servicing of the portfolios and receives servicing income through the life of the leases. The Company is currently actively pursuing additional equity strategies to supplement its liquidity needs.

Net cash flows from operations were $26.4M for the six months ended September 30, 2001, up from $(6.8)M  in the prior year. This increase reflects the $3.1M in net income up from the $(3.8)M loss from the comparable period in the prior year. The significant increase relates to the increase in the number of securitizations or sales that were completed, from eight for the six months ended September 30, 2000 to fourteen in fiscal year 2002. Each sale generated positive cash flow after paying down the corresponding notes payable balance to the bank.

The Company invested $287K in property and equipment during the three months ended September 30 2001, the majority of which is focussed on its LASIRpro enhancements.

Total liabilities as of September 30, 2001 were $27.7M, down from $45.5M from the prior fiscal year end. This decrease reflects the timing of asset sales and repayment of subordinate debt.

The Company entered into an agreement in November 1995 with Bank One, Columbus NA for a $12M warehouse facility. On an annual basis, the Company re-evaluates its interim financing needs considering the expected future timing of sales and securitizations.  In November 2000, the Company renewed the financing facility for $25M.  Subsequent to September 30, 2001, the Company entered into an agreement to amend the amended and restated revolving credit agreement with Bank One. The agreement temporarily increased the Company’s warehouse facility from $25M to $50M until November 18, 2001.  The agreement also amended certain loan covenants and extended the overall maturity date of the credit facility to December 31, 2001.  The agreement also contained various limitations on credit advances during this time.  One of the limitations imposed was that the Company was to have a non-contingent commitment for an interim funding facility by November 12, 2001.  The Company was not able to secure the required commitment and as a result, on November 7, 2001 the Company received a notice of default on its credit facility from Bank One and is no longer able to obtain advances from Bank One to fund lease orginations. Under the original credit agreement the Company has certain loan covenants. At September 30, 2001, the Company was not in compliance with three credit agreement covenants. The bank had waived these covenant violations through September 30, 2001.

On November 7, 2001, the Company ceased originating transactions and began returning unfunded leases to originating auto dealers.

This revolving credit warehouse facility is utilized as interim financing for the acquisition of vehicle leases until sufficient volume is achieved to sell such leases through an ABS or SBAS transaction. After repayment of the related borrowings from Bank One, the net proceeds from the sales of originated leases provide a source of cash for future originations of vehicle leases, short-term liabilities and general and administrative expenses. Increased originations coupled with higher margins have been relied upon by Westar to generate additional cash flows to be utilized for working capital requirements. At September 30, 2001 the unused portion of the warehouse line was $25M.

During the first quarter of fiscal year 2002, the Company entered into an agreement with & Capital Partners, LP to extend three notes totaling $3M. The notes were due on August 15, 2001 and are now due on demand.

At September 30, 2001, the Company had two notes payable to Navidec, which total $1.5M. One note payable in the amount of $1M was due July 5, 2001, and is now due on demand. The second note payable in the amount of $500K was due on August 25, 2001 and is also now due on demand.

It is the opinion of Management the liquidity sources discussed above in conjunction with subsequent events noted below are not sufficient to meet the Company’s immediate cash flow needs for operations and for the acquisition of leases in the normal course of business.  The Company is seeking a strategic partner with the ability to fund lease originations.  Management believes that they may be required to offer a substantial equity stake in the Company’s common stock to attract such financing and is willing to offer for sale a controlling interest in the Company’s stock to a strategic buyer.  However, there can be no assurance that a financing source or buyer will be found. Failure to identify such a source or a buyer may require the Company to cease operations and liquidate the Company's assets.

As discussed in the "Subsequent Events" note to the consolidated financial statements, the decision of the Company's primary lender to terminate its obligation to make revolving credit loans and to discontinue its practice of purchasing leases originated by the Company has severely disrupted Westar's operations and has raised substantial doubt about Westar's ability to continue as a going concern.  Bank One is also attempting to transfer servicing from Westar to a third party servicer without compensation to Westar.  Management is searching for alternative strategic relationships that would allow it to resume originating leases.  Should management's efforts be unsuccessful in the near future it is likely that Westar may be forced to seek protection under the bankruptcy laws or to cease operations entirely.

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

The Company originates and warehouses, until sufficient volumes are pooled for securitization or sold through portfolio sale transactions, fixed-rate assets. The Company is at risk from interest rate fluctuations while the assets are being warehoused since the overall sale proceeds could be impacted by changes in interest rates. The Company recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect of interest rate fluctuations on earnings. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all leased assets pooled in a typical $25M securitization, the Company’s after-tax earnings on the transaction would change by approximately $600K. The Company has developed sophisticated models to assess the sensitivity of its earnings to changes in market interest rates and will be able to use various tools available, such as interest rate swaps and pre-funding rate caps, to minimize the risks associated with the effect of changing prices. These models and tools provide Management both the information needed to make timely pricing decisions as well as market alternatives to manage and minimize risk. In a rising rate environment theCompany’s gross margin will tend to narrow.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On November 7, 2001, the Company was notified by Bank One of an event of default on its credit facility in that the Company had failed to complete a term securitization within the timeframe demanded by Bank One.  As a result of the default. Bank One terminated its obligation under the credit facility to make further loans to Westar.  The Company ceased originating automobile leases and is actively seeking alternative strategic relationships to fund lease originations and either purchase or identify a purchaser of lease portfolios originated by the Company.  Management believes that they may be required to offer a substantial equity stake in the Company's common stock to attract such financing and is willing to offer for sale a controlling interest in the Company's stock to a strategic buyer.  There can be no assurance that a financing source or buyer will be found.  Should management's efforts be unsuccessful in the near future it is likely that Westar may be forced to seek protection under the bankruptcy laws or to cease operations entirely.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2001, the Company held an annual meeting to elect two directors, Robert L. Lovely and Michael S. Kranitz for term ending in 2004 and to ratify BDO Seidman, LLP as the Company’s Independent Certified Public Accountants. Four other directors, R. W. Christensen, Jr., David C. Soward,  Joel I. Davis and Charles S. Seel continued in office after the meeting.  The following table summarizes the results of the meeting:

	Votes Cast For	Votes Withheld	Votes Cast Against	Votes Abstain	Total
Robert L. Lovely	1,808,594	3,550			1,812,144
Michael S. Kranitz	1,809,194	2,950			1,812,144
BDO SEIDMAN, LLP	1,743,294		58,350	10,500	1,812,144

There was no other business that came before the meeting.

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

14 (b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Regi-

strant has duly caused this Report to be signed on its behalf by the under-

signed, thereunto duly authorized.

WESTAR FINANCIAL SERVICES INCORPORATED

December 14, 2001	R. W. Christensen, Jr., President
(Date)	(Signature)